Form 10-Q
period 2013-06-30
Rocap Marketing Inc.
filed 2013-08-22
CIK 1520108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2013

Commission File Number:    333-178738

ROCAP MARKETING INC.

 (Exact name of Registrant as specified in its charter)

Nevada	27-3388068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7211 East Southern Ave., Suite 106, Mesa, Arizona, 85209

 (Address of principal executive offices, Zip Code)

(213) 489-1377

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 22, 2013, the Registrant had 20,630,667 shares of its no par value Common Stock outstanding.

i

TABLE OF CONTENTS

 Page

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012

3

Condensed Consolidated Statements of Operations for the three months and six months ended

June 30, 2013 and June 30, 2012

4

Condensed Consolidated Statements of Cash Flows for the six months ended

June 30, 2013 and June 30, 2012

5

Notes to the Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of the Financial Condition and Results of Operations

9

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

11

Item 4.

Controls and Procedures

11

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

12

Item 1A.

Risk Factors

12

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 5.

Other Information

12

Item 6.    Exhibits

    13

ii

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ROCAP MARKETING, INC.

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSEETS
Cash	$ 18,973	$ 7,788
Accounts receivable, net	1,823	1,501
Inventory	36,018	36,737
Other current assets	1,005	90
Total Current Assets	57,819	46,116

PROPERTY AND EQUIPMENT, net	2,641	3,147

OTHER ASSETS
Security deposits	1,232	-
Total Other Assets	1,232	-
TOTAL ASSETS	$ 61,692	$ 49,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$ 11,907	$ 1,928
Accounts payable and accrued expenses	85,757	66,238
Salaries payable	287,116	222,994
Notes payable	43,416	31,205
Current maturities of notes payable- related parties	248,284	135,386
Interest payable	28,986	19,588
Total Current Liabilities	705,466	477,339

NON-CURRENT LIABILITIES
Note payable- related parties, net of current maturities	-	50,000
Total Non-Current Liabilities	-	50,000
TOTAL LIABILITIES	705,466	527,339

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.001, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock: par value $0.001, 74,000,000 shares authorized; 20,630,667 shares issued and outstanding	20,631	20,631
Additional paid-in capital	73,655	73,655
Accumulated deficit	(686,144)	(539,344)
Total Stockholders' Deficit	(591,858)	(445,058)
NON-CONTROLLING INTEREST IN SUBSIDIARY
Non-controlling interest- capital stock in consolidated subsidiary	2,000	2,000
Non-controlling interest- retained earnings in consolidated subsidiary	(53,916)	(35,018)
NON-CONTROLLING INTEREST IN SUBSIDIARY	(51,916)	(33,018)
TOTAL STOCKHOLDERS' DEFICIT	(643,774)	(478,076)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 61,692	$ 49,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCAP MARKETING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

SALES	$ 124,826	$ 94,525	$ 251,254	$ 189,347

COST OF GOODS SOLD	38,824	52,374	99,253	93,284

GROSS MARGIN	86,002	42,151	152,001	96,063

OPERATING EXPENSES
Legal and professional expenses	36,514	34,090	55,098	71,637
Bad debt expense	2,245	-	2,247	-
Salaries and wages	101,299	27,526	132,258	30,639
Depreciation expense	253	27	506	239
General and administrative	52,668	43,411	115,742	69,977
Total Operating Expenses	192,979	105,054	305,849	172,492

LOSS FROM OPERATIONS	(106,977)	(62,903)	(153,848)	(76,429)

OTHER INCOME (EXPENSE)
Interest expense	(6,327)	(4,583)	(11,850)	(8,937)
Interest income	-	2,031	-	2,611
Total Other Income (Expense)	(6,327)	(2,552)	(11,850)	(6,326)

LOSS BEFORE INCOME TAX PROVISION AND NON-CONTROLLING INTEREST	(113,304)	(65,455)	(165,698)	(82,755)
Income tax provision	-	-	-	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	(113,304)	(65,455)	(165,698)	(82,755)
Net (loss) attributable to non-controlling interest	(14,331)	(6,895)	(18,898)	(2,881)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (98,973)	$ (58,560)	$ (146,800)	$ (79,874)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding
BASIC AND DILUTED	20,630,667	20,630,667	20,630,667	20,630,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCAP MARKETING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$ (165,698)	$ (82,755)
Adjustments to reconcile net loss to net cash used by operating activities:
Bad debt expense	2,245	-
Depreciation	506	239
Changes in operating assets and liabilities:
Accounts receivable	(2,567)	(14,028)
Other current assets	(2,147)	(2,527)
Inventory	719	4,591
Accounts payable	20,719	14,128
Accrued salaries	64,122	60,000
Accrued interest	9,398	7,769

Net Cash Used in Operating Activities	(72,703)	(12,583)

INVESTING ACTIVITIES:
Purchase of equipment	-	(334)
Net Cash Used in Investing Activities	-	(334)

FINANCING ACTIVITIES:
Proceeds from notes payable- related parties	65,870	-
Repayment of notes payable- related parties	(4,172)	(2,645)
Proceeds from notes payable	39,160	28,389
Repayments of notes payable	(26,949)	-
Bank overdraft	9,979	(4,505)
Net Cash Provided by Financing Activities	83,888	21,239

NET CHANGE IN CASH	11,185	8,322

CASH AT BEGINNING OF YEAR	7,788	852

CASH AT END OF PERIOD	$ 18,973	$ 9,174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ (600)	$ (3,186)
Income tax paid	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCAP MARKETING, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Rocap Marketing Inc.

Rocap Marketing Inc, (“Rocap” or the “Company”) was incorporated under the laws of the State of Nevada on September 2, 2010.

Lexi-Luu Designs, Inc.

Lexi-Luu Designs, Inc. (Lexi-Luu) was incorporated under the laws of the State of Nevada on September 3, 2010. Lexi-Luu manufactures and markets exclusive dancewear for youth.  The dance wear is sold through retailers throughout the country and may be purchased directly from the Company on-line at its website, www.lexiluu.com.

Acquisition of Lexi-Luu Designs Inc.

On September 15, 2010, the Company entered into a Stock Purchase and Share Exchange Agreement with the sole stockholder of Lexi-Luu Designs Inc.  The acquisition of 100% of Lexi-Luu has been recorded on the purchase method of accounting in accordance with section 805-10-05 of the FASB Accounting Standards Codification.  The Company allocated the purchase price of Lexi-Luu to the tangible assets acquired and liabilities assumed based on their estimated fair values.

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the Year Ended December 31, 2012 and for the Period from September 2, 2010 (inception) through December 31, 2012 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1/A.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to establish an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by seeking equity and/or debt financing.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE – RELATED PARTIES

Notes payable at June 30, 2013 and December 31, 2012 consisted of the following:

Note Description	June 30, 2013	December 31, 2012
Note dated September 3, 2010, interest at 12% per annum, payable monthly, principal due on September 3, 2013	$40,000	$40,000
Note dated November 19, 2010, interest at 12% per annum, payable monthly, principal due on demand	37,500	37,500
Note dated March 15, 2011, interest at 8% per annum, payable monthly, principal due on March 15, 2014	11,017	12,500
Note dated March 15, 2011, interest at 8% per annum, payable monthly, principal due on March 15, 2014	37,500	37,500
Note dated December 21 2011, interest at 12% per annum, payable monthly, principal due on demand	14,750	14,750
Note dated February 27, 2013, interest at 12% per annum, due on demand	23,200	-
Note dated October 25, 2010, interest at 12% per annum, due on demand	15,000	15,000
Note dated January 27, 2012, non-interest bearing, principal due on January 26, 2013	5,000	5,000
Note dated February 27, 2012, non-interest bearing, principal due on February 26, 2013	5,000	5,000
Note dated March 31, 2012, non-interest bearing, principal due on March 30, 2013	250	250
Note dated March 31, 2013, non-interest-bearing, due on demand	2,011	-
Note dated April 18, 2012, interest at 10% per annum, principal due on April 17, 2013	2,472	2,472
Note dated April 18, 2012, interest at 10% per annum, principal due on April 17, 2013	2,471	2,471
Note dated June 15, 2012, interest at 10% per annum, principal due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, interest at 10% per annum, principal due on June 14, 2013	5,000	5,000
Note dated July 18, 2012, interest at 10% per annum, principal due on July 17, 2013	2,943	2,943
Note dated January 23, 2013, interest at 10% per annum, principal due on January 22, 2014	10,470	-
Note dated January 10, 2013, interest at 10% per annum, principal due on January 9, 2014	8,700	-
Note dated June 3, 2013, interest at 10% per annum, principal due on June 2, 2014	10,000	-
Note dated June 12, 2013, interest at 10% per annum, principal due on June 11, 2014	10,000	-

Total notes payable – related parties	248,284	185,386

Less current maturities	248,284	(135,386)

Notes payable – related parties, net of current maturities	$-	$50,000

The Company has recognized interest expense of $11,850 and $8,937 for the interim periods ended June 30, 2013 and 2012, respectively.

NOTE 4 – MANAGEMENT AGREEMENTS

On September 1, 2010, the Company entered into a management agreement (“Management Agreement”) with Peter Henricsson for consulting services to be provided by him (“Consultant”) in the capacity of President of the Company which requires that the Consultant to be paid $3,250 per month for three (3) years from date of signing. The Company also issued the Consultant a total of 960,000 shares of  its common stock. These shares were valued at $0.002 per share or $1,920 on the date of issue.

On September 1, 2010, the Company entered into a management agreement (“Management Agreement”) with Tezi Advisory Inc. for consulting services to be provided by Gordon C. McDougall (“Consultant”) in the capacity of Vice President Finance of the Company which requires that the Consultant to be paid $3,250 per month for three (3) years from date of signing. The Company also issued the Consultant a total of 960,000 shares of its common stock. These shares were valued at $0.002 per share or $1,920 on the date of issue.

NOTE 5 – CONCENTRATIONS

During the interim period ended June 30, 2013, the Company derived 49 percent of its revenue from one company. During the interim period ended June 30, 2012, the Company derived 26 percent of its revenue from one company.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has  determined that there were no reportable subsequent events to be disclosed.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this periodic report.  Some of the statements under “Management’s Discussion and Analysis,” “Description of Business” and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the alternative fuels engines industry in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. The safe harbor provisions of the federal securities laws do not apply to any forward-looking statements contained in this registration statement.

All forward-looking statements address such matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read herein reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our written and oral forward-looking statements attributable to us or individuals acting on our behalf and such statements are expressly qualified in their entirety by this paragraph.

A.

Results of Operations

For the three months ended June 30, 2013 compared the three months ended June 30, 2012

During the three months ended June 30, 2013 we had revenues from merchandise sales of $124,826 and cost of sales of $38,824 resulting in a gross profit of $86,002, or 69% of sales. In comparison, our revenues were $94,525 with a cost of sales of $52,374 and a gross profit of $42,151 or 45%. As our sales volumes grow we are able to purchase our materials in bulk thus increasing our gross margin. We expect our sales to continue to grow through the remainder of 2013 as we add more distributors and our website becomes better known.

During the three months ended June 30, 2013 we incurred operating expenses of $192,979.  Operating expenses included salaries and wages of $101,299, which represented approximately 52% of those operating expenses; general and administrative expenses of $52,668, which represented 27% of operating expenses; legal and professional fees of $36,514, which represented 19% of operating expenses; bad debt expense of $2,245, which represented 1% of operating expenses, and depreciation expense of $253, which represented less than 1% of operating expense. By way of comparison, our operating expenses for the same period of 2012 totaled $105,054. A total of $34,090 or 32% of our 2012 operating expenses were made up of legal and professional fees; general and administrative expenses of $43,411 which represented 41% of operating expenses; $27,526 or 26% was salaries and wages, and $27 was depreciation, which represented less than one percent of our operating expenses. We expect our general and administrative expenses to continue to grow proportionate to our revenues during the remainder of the 2013 fiscal year.

Professional fees were primarily legal and accounting fees.  General and administrative expenses included primarily building and office related expenses and travel expenses.  We had an operating loss for the three month period ended June 30, 2013 of $106,977 and interest expense of $6,327, resulting in a net loss of $113,304. Of this amount, $14,331 was attributable to non-controlling shareholders, resulting in a total net loss to the Company’s common shareholders of $98,973. Our net loss in 2012 was $65,455, included in that loss was $4,583 of interest expense which was partially offset by interest income of $2,031.  Our 2012 net loss of $65,455 included a loss of $6,895 that was attributable to non-controlling shareholders, resulting in a net loss of $58,560 attributable to our common shareholders.

For the six months ended June 30, 2013 compared the six months ended June 30, 2012

During the six months ended June 30, 2013 we had revenues from merchandise sales of $251,254 and cost of sales of $99,253 resulting in a gross profit of $152,001, or 60% of sales. In comparison, our revenues were $189,347 with a cost of sales of $93,284 and a gross profit of $96,063 or 51%. As our sales volumes grow we are able to purchase our materials in bulk thus increasing our gross margin. We expect our sales to continue to grow through the remainder of 2013 as we add more distributors and our website becomes better known.

During the six months ended June 30, 2013 we incurred operating expenses of $305,849.  Operating expenses included salaries and wages of $132,258, which represented approximately 44% of those operating expenses; general and administrative expenses of $115,742, which represented 38% of operating expenses; legal and professional fees of $55,098, which represented 18% of operating expenses; bad debt expense of $2,245, which represented less than 1% of operating expenses, and depreciation expense of $506, which represented less than 1% of operating expense. By way of comparison, our operating expenses for the same period of 2012 totaled $172,492. A total of $71,637 or 42% of our 2012 operating expenses were made up of legal and professional fees; general and administrative expenses of $69,977 which represented 41% of operating expenses; $30,639 or 18% was salaries and wages, and $239 was depreciation, which represented less than one percent of our operating expenses. We expect our general and administrative expenses to continue to grow proportionate to our revenues during the remainder of the 2013 fiscal year.

Professional fees were primarily legal and accounting fees.  General and administrative expenses included primarily building and office related expenses and travel expenses.  We had an operating loss for the six month period ended June 30, 2013 of $153,848 and interest expense of $11,850, resulting in a net loss of $165,698. Of this amount, $18,898 was attributable to non-controlling shareholders, resulting in a total net loss to the Company’s common shareholders of $146,800. Our net loss in 2012 was $82,755, included in that loss was $8,937 of interest expense which was partially offset by interest income of $2,611.  Our 2012 net loss of $82,755 included a loss of $2,881 that was attributable to non-controlling shareholders, resulting in a net loss of $79,874 attributable to our common shareholders.

We are a relatively new business with limited resources. Our ability to increase public awareness of our products is limited because we do not have the resources to create a large marketing program. Therefore we do not foresee a major increase in sales over the next 12 months. We expect our consulting expense will continue to be high over the next 6 to 12 months as we complete a registration of common stock. We estimate approximately $25,000 in extra costs connected with the registration. We expect our other operating expenses to remain constant for the next 12 months.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of December 31, 2012

At December 31, 2012, we had current assets of $46,116 and current liabilities of $477,339, resulting in working capital deficit of $431,223 and a current ratio of 0.1:1. Current assets comprised primarily cash of $7,788, inventory of $36,737 and accounts receivable of $1,501.  Current liabilities comprised primarily salaries payable of $222,994, current maturities of notes payable of $135,386 and accounts payable of $66,238.

For the year ended December 31, 2012, our financing activities raised $2,059 from cash advances and $27,886 from related party loans. This cash was used to cover the negative cash flow from operating activities of $19,550 and to and negative cash flow from financing activities of $882.

In the year ended December 31, 2011, our financing activities raised $109,601. This cash was used to partially cover the negative cash flow from operating activities of $152,729.

As of June 30, 2013

At June 30, 2013, we had current assets of $57,819 and current liabilities of $705,466, resulting in working capital deficit of $647,647 and a current ratio of 0.08:1.  Current assets comprised primarily cash of $18,973, inventory of $36,018 and net accounts receivable of $1,823. Current liabilities comprised primarily salaries payable of $287,116, current maturities of notes payable of $248,284 and accounts payable of $85,757.

For the six months ended June 30, 2013, our financing activities raised $83,888, which was used to cover our $72,703 negative cash flows from operations.

In the six months ended June 30, 2012, our financing activities raised $21,239, which was used to cover our $12,583 negative cash flows from operations.

Our cash at June 30, 2013 is insufficient to meet our operating requirements for the next twelve months. We anticipate that we will require approximately $150,000 of operating capital over the next twelve months. We expect to use debt and equity financing to raise that capital.  However, we have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.  As of June 30, 2013 we owed $287,116 in salaries payable and an aggregate of $291,700 in notes payable to related and unrelated parties. We owed $28,986 of accrued interest on these notes. The notes bear interest at 8% to 12%, with interest only payments beginning February, 2011 through June 2014, at which time all outstanding interest and principle is due and payable.

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

To the best of our knowledge, we are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

(a)

Documents filed as part of this Report.

1.

Financial Statements.  The condensed unaudited Balance Sheet of Rocap Marketing Corp. as of June 30, 2013 and the audited balance sheet as of December 31, 2012, the condensed unaudited Statements of Operations for the three and six month periods ended June 30, 2013 and 2012, and the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation and Certificate of Correction (1)
3.2	By-Laws (2)
31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (3)
31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (3)
32.1	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended S, 2011 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.  (3) (4)

(1)

Incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011

(2)

Incorporated by reference to our Registration Statement on Form S-1/A-1 filed on February 28, 2012

(3)

Filed herewith

(4)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Rocap Marketing Corp.

Dated: August 22, 2013	/s/ Peter Henricsson
By: Peter Henricsson
Its: Chief Executive Officer

Dated: August 22, 2013	/s/ Gordon C. McDougall
By: Gordon C. McDougall
Its: Chief Financial Officer

14