Form 10-Q
period 2013-09-30
Rocap Marketing Inc.
filed 2013-11-14
CIK 1520108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2013

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No o

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No o

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer
Non-accelerated filer	o	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☒

As of November 12, 2013, the Registrant had 20,630,667 shares of its no par value Common Stock outstanding.

TABLE OF CONTENTS

 Page

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed consolidated Balance Sheets as of September 30, 2013 and December 31, 2012

3

Condensed consolidated Statements of Operations for the three months and nine months ended

September 30, 2013 and September 30, 2012

4

Condensed consolidated Statements of Cash Flows for the nine months ended

September 30, 2013 and September 30, 2012

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

Risk Factors

12

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults Upon Senior Securities

12

Item 5.

Other Information

12

Item 6.

Exhibits

13

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ROCAP MARKETING, INC.

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSEETS
Cash	$ 13,705	$ 7,788
Accounts receivable, net	12,854	1,501
Inventory	33,486	36,737
Other current assets	-	90
Total Current Assets	60,045	46,116

PROPERTY AND EQUIPMENT, net	3,124	3,147

OTHER ASSETS
Security deposits	1,232	-
Total Other Assets	1,232	-
TOTAL ASSETS	$ 64,401	$ 49,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$ 20,174	$ 1,928
Accounts payable and accrued expenses	66,414	66,238
Salaries payable	323,648	222,994
Notes payable	54,372	31,205
Current maturities of notes payable- related parties	257,560	135,386
Interest payable	35,222	19,588
Total Current Liabilities	757,390	477,339

NON-CURRENT LIABILITIES
Note payable- related parties, net of current maturities	-	50,000
Total Non-Current Liabilities	-	50,000
TOTAL LIABILITIES	757,390	527,339

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.001, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock: par value $0.001, 74,000,000 shares authorized; 20,630,667 shares issued and outstanding	20,631	20,631
Additional paid-in capital	73,655	73,655
Accumulated deficit	(733,783)	(539,344)
Total Stockholders' Deficit	(639,497)	(445,058)
NON-CONTROLLING INTEREST IN SUBSIDIARY
Non-controlling interest- capital stock in consolidated subsidiary	2,000	2,000
Non-controlling interest- retained earnings in consolidated subsidiary	(55,492)	(35,018)
NON-CONTROLLING INTEREST IN SUBSIDIARY	(53,492)	(33,018)
TOTAL STOCKHOLDERS' DEFICIT	(692,989)	(478,076)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 64,401	$ 49,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCAP MARKETING, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

SALES	$ 195,961	$ 142,063	$ 447,215	$ 331,410

COST OF GOODS SOLD	102,500	75,071	201,753	168,055

GROSS MARGIN	93,461	66,992	245,462	163,055

OPERATING EXPENSES
Legal and professional expenses	23,834	24,228	78,932	95,865
Bad debt expense (recovery)	(4,102)	-	(1,855)	-
Salaries and wages	54,011	31,108	186,269	61,747
Depreciation expense	270	500	776	739
General and administrative	75,543	37,229	191,285	107,206
Total Operating Expenses	149,556	93,065	455,407	265,557

LOSS FROM OPERATIONS	(56,095)	(26,073)	(209,945)	(102,502)

OTHER INCOME (EXPENSE)
Interest expense	(6,236)	(4,484)	(18,086)	(13,421)
Gain on settlement of debt	13,118	-	13,118	-
Interest income	-	1,116	-	3,727
Total Other Income (Expense)	6,882	(3,368)	(4,968)	(9,694)

LOSS BEFORE INCOME TAX PROVISION AND NON-CONTROLLING INTEREST	(49,213)	(29,441)	(214,913)	(112,196)
Income tax provision	-	-	-	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	(49,213)	(29,441)	(214,913)	(112,196)
Net income (loss) attributable to non-controlling interest	(1,576)	(748)	(20,474)	(3,629(3,629)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (47,637)	$ (28,693)	$ (194,439)	$ (108,567)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average common shares outstanding
BASIC AND DILUTED	20,630,667	20,630,667	20,630,667	20,630,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCAP MARKETING, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$ (194,439)	$ (108,567)
Adjustments to reconcile net loss to net cash used by operating activities:
Net loss attributable to non-controlling interests	(20,474)	(3,629)
Common shares issued for services	-	960
Gain on settlement of debts	(13,118)	-
Bad debt expense (recovery)	(1,855)	-
Depreciation	776	739
Changes in operating assets and liabilities:
Accounts receivable	(9,498)	(17,323)
Other current assets	90	(2,526)
Inventory	3,251	11,952
Other non-current assets	(1,232)	-
Accounts payable	36,817	10,827
Customer deposits	-	(5,305)
Accrued salaries	100,654	95,941
Accrued interest	15,634	12,029

Net Cash Used in Operating Activities	(83,394)	(4,902)

INVESTING ACTIVITIES:
Purchase of equipment	(753)	(882)
Net Cash Used in Investing Activities	(753)	(882)

FINANCING ACTIVITIES:
Proceeds from notes payable- related parties	65,870	-
Repayment of notes payable- related parties	(4,247)	(2,885)
Proceeds from notes payable	49,612	26,237
Repayments of notes payable	(39,417)	-
Bank overdraft	18,246	(4,505)
Net Cash Provided by Financing Activities	90,064	18,847

NET CHANGE IN CASH	5,917	13,063

CASH AT BEGINNING OF YEAR	7,788	852

CASH AT END OF PERIOD	$ 13,705	$ 13,915

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ (600)	$ (7,545)
Income tax paid	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROCAP MARKETING, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

September 30, 2013 and December 31, 2012

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the Year Ended December 31, 2012 and for the Period from September 2, 2010 (inception) through December 31, 2012 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1/A.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – NOTES PAYABLE – RELATED PARTIES

Notes payable at September 30, 2013 and December 31, 2012 consisted of the following:

Note Description	September 30, 2013	December 31, 2012
Note dated September 3, 2010, interest at 12% per annum, payable monthly, principal due on September 3, 2013	$40,000	$40,000
Note dated November 19, 2010, interest at 12% per annum, payable monthly, principal due on demand	37,500	37,500
Note dated March 15, 2011, interest at 8% per annum, payable monthly, principal due on March 15, 2014	13,017	12,500
Note dated March 15, 2011, interest at 8% per annum, payable monthly, principal due on March 15, 2014	37,500	37,500
Note dated December 21 2011, interest at 12% per annum, payable monthly, principal due on demand	14,750	14,750
Note dated February 27, 2013, interest at 12% per annum, due on demand	30,551	-
Note dated October 25, 2010, interest at 12% per annum, due on demand	15,000	15,000
Note dated January 27, 2012, non-interest bearing, principal due on January 26, 2013	5,000	5,000
Note dated February 27, 2012, non-interest bearing, principal due on February 26, 2013	5,000	5,000
Note dated March 31, 2012, non-interest bearing, principal due on March 30, 2013	250	250
Note dated March 31, 2013, non-interest-bearing, due on demand	1,936	-
Note dated April 18, 2012, interest at 10% per annum, principal due on April 17, 2013	2,472	2,472
Note dated April 18, 2012, interest at 10% per annum, principal due on April 17, 2013	2,471	2,471
Note dated June 15, 2012, interest at 10% per annum, principal due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, interest at 10% per annum, principal due on June 14, 2013	5,000	5,000
Note dated July 18, 2012, interest at 10% per annum, principal due on July 17, 2013	2,943	2,943
Note dated January 23, 2013, interest at 10% per annum, principal due on January 22, 2014	10,470	-
Note dated January 10, 2013, interest at 10% per annum, principal due on January 9, 2014	8,700	-
Note dated June 3, 2013, interest at 10% per annum, principal due on June 2, 2014	10,000	-
Note dated June 12, 2013, interest at 10% per annum, principal due on June 11, 2014	10,000	-

Total notes payable – related parties	257,560	185,386

Less current maturities	257,560	(135,386)

Notes payable – related parties, net of current maturities	$-	$50,000

The Company has recognized interest expense of $16,362 and $13,421 for the interim periods ended September 30, 2013 and 2012, respectively.

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

NOTE 5 – CONCENTRATIONS

During the interim period ended September 30, 2013, the Company derived 43 percent of its revenue from one company. During the interim period ended September 30, 2012, the Company derived 84 percent of its revenue from one company.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has  determined that there were no reportable subsequent events to be disclosed.

ITEM 2

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

A.

Results of Operations

For the three months ended September 30, 2013 compared the three months ended September 30, 2012

During the three months ended September 30, 2013 we had revenues from merchandise sales of $195,961 and cost of sales of $102,500 resulting in a gross profit of $93,461, or 48% of sales. In comparison, our revenues were $142,063 with a cost of sales of $75,071 and a gross profit of $66,992 or 47%. As our sales volumes grow we are able to purchase our materials in bulk thus increasing our gross margin. We expect our sales to continue to grow through the remainder of 2013 and into 2014 as we add more distributors and our website becomes better known.

During the three months ended September 30, 2013 we incurred operating expenses of $149,556.  Operating expenses included salaries and wages of $54,011, which represented approximately 36% of those operating expenses; general and administrative expenses of $75,543, which represented 51% of operating expenses; legal and professional fees of $23,834, which represented 16% of operating expenses; bad debt recovery of $(4,102), which represented (3%) of operating expenses, and depreciation expense of $270, which represented less than 1% of operating expense. By way of comparison, our operating expenses for the same period of 2012 totaled $93,065. A total of $24,228 or 26% of our 2012 operating expenses were made up of legal and professional fees; general and administrative expenses of $37,229 which represented 40% of operating expenses; $31,108 or 33% was salaries and wages, and $500 was depreciation, which represented less than 1% of our operating expenses. We expect our general and administrative expenses to continue to grow proportionate to our revenues during the remainder of the 2013 fiscal year and into 2014.

Professional fees were primarily legal and accounting fees.  General and administrative expenses included primarily building and office related expenses and travel expenses.  We had an operating loss for the three month period ended September 30, 2013 of $56,095, interest expense of $6,236, and gains on settlement of debt totaling $13,118, resulting in a net loss of $49,213. Of this amount, $1,576 was attributable to non-controlling shareholders, resulting in a total net loss to the Company’s common shareholders of $47,637. Our net loss in 2012 was $29,441, included in that loss was $4,484 of interest expense which was partially offset by interest income of $1,116.  Our 2012 net loss of $29,441 included a loss of $748 that was attributable to non-controlling shareholders, resulting in a net loss of $28,693 attributable to our common shareholders.

For the nine months ended September 30, 2013 compared the nine months ended September 30, 2012

During the nine months ended September 30, 2013 we had revenues from merchandise sales of $447,215 and cost of sales of $201,753 resulting in a gross profit of $245,562, or 55% of sales. In comparison, our revenues were $331,410 with a cost of sales of $168,355 and a gross profit of $163,055 or 49%. As our sales volumes grow we are able to purchase our materials in bulk thus increasing our gross margin. We expect our sales to continue to grow through the remainder of 2013 and into 2014 as we add more distributors and our website becomes better known.

During the nine months ended September 30, 2013 we incurred operating expenses of $455,407.  Operating expenses included salaries and wages of $186,269, which represented approximately 41% of those operating expenses; general and administrative expenses of $191,285, which represented 42% of operating expenses; legal and professional fees of $78,932, which represented 17% of operating expenses; bad debt recovery of $(1,855), which represented less than one percent of operating expenses, and depreciation expense of $776, which represented less than 1% of operating expense. By way of comparison, our operating expenses for the same period of 2012 totaled $265,557. A total of $95,865 or 36% of our 2012 operating expenses were made up of legal and professional fees; general and administrative expenses of $107,206 which represented 40% of operating expenses; $61,747 or 23% was salaries and wages, and $739 was depreciation, which represented less than one percent of our operating expenses. We expect our general and administrative expenses to continue to grow proportionate to our revenues during the remainder of the 2013 fiscal year and into 2014.

Professional fees were primarily legal and accounting fees.  General and administrative expenses included primarily building and office related expenses and travel expenses.  We had an operating loss for the nine month period ended September 30, 2013 of $209,945, interest expense of $18,086, and gains on settlement of debt totaling $13,118, resulting in a net loss of $214,913. Of this amount, $20,474 was attributable to non-controlling shareholders, resulting in a total net loss to the Company’s common shareholders of $194,439. Our net loss in 2012 was $112,196, included in that loss was $13,421 of interest expense which was partially offset by interest income of $3,727.  Our 2012 net loss of $112,196 included a loss of $3,629 that was attributable to non-controlling shareholders, resulting in a net loss of $108,567 attributable to our common shareholders.

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

As of September 30, 2013

At September 30, 2013, we had current assets of $60,045 and current liabilities of $757,390, resulting in working capital deficit of $697,345 and a current ratio of 0.08:1.  Current assets comprised primarily cash of $13,705, inventory of $33,486 and net accounts receivable of $12,854. Current liabilities comprised primarily salaries payable of $323,648, current maturities of notes payable of $257,560 and accounts payable of $66,414.

For the nine months ended September 30, 2013, our financing activities raised $90,064, which was used to cover our $83,394 negative cash flows from operations.

In the nine months ended September 30, 2012, our financing activities raised $18,847, which was used to cover our $4,902 negative cash flows from operations.

Our cash at September 30, 2013 is insufficient to meet our operating requirements for the next twelve months. We anticipate that we will require approximately $150,000 of operating capital over the next twelve months. We expect to use debt and equity financing to raise that capital.  However, we have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.  As of September 30, 2013 we owed $323,648 in salaries payable and an aggregate of $311,932 in notes payable to related and unrelated parties. We owed $35,222 of accrued interest on these notes. The notes bear interest at 8% to 12%, with interest only payments beginning February, 2011 through March 2014, at which time all outstanding interest and principle is due and payable.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

(a)

Documents filed as part of this Report.

1.

Financial Statements.  The condensed unaudited Balance Sheet of Rocap Marketing Corp. as of September 30, 2013 and the audited balance sheet as of December 31, 2012, the condensed unaudited Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012, and the condensed unaudited Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

            Rocap Marketing Corp.

Dated: November 14, 2013	/s/ Peter Henricsson
By: Peter Henricsson
Its: Chief Executive Officer

Dated: November 14, 2013	/s/ Gordon C. McDougall
By: Gordon C. McDougall
Its: Chief Financial Officer

14