Form 10-K
period 2013-12-31
Rocap Marketing Inc.
filed 2014-04-14
CIK 1520108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2013

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed second fiscal quarter.

June 28, 2013 - $640,133.  There are 3,200,667 shares of common voting stock of the Registrant beneficially owned by non-affiliates.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the closing sale price of $0.20 per share of the Registrant's common stock on the OTC Bulletin Board on June 28, 2013.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

April 4, 2014:  Common – 20,630,667

Documents incorporated by reference: None.

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “Rocap” the “Company,” “we,” “us,” “our” and words of similar import refer to Rocap Inc., a Nevada corporation, unless the context requires otherwise.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

● our ability to raise capital;

● our ability to successfully implement our business plan;

● declines in general economic conditions in the markets where we may operate; and

● significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “Commission”), including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

● the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

● the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

● the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

● the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

● Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

● Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

●   Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

PART I

ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS

Corporate History

On September 2, 2010, Mr. Peter Henricsson, our former Chief Executive Officer, incorporated Rocap Marketing Inc. in the State of Nevada and established a fiscal year end of December 31.  Our objective is to produce and sell children’s dancewear and playwear.

 On September 15, 2010, we entered into an agreement (the “Purchase Agreement”) to purchase all of the issued and outstanding shares of Lexi-Luu Designs Inc. (“Lexi-Luu”).  In exchange for all of the outstanding shares of Lexi-Luu, we issued 2,500,000 shares of our common stock to Lexi-Luu’s sole shareholder, Mr. Hubert J. Blanchette.  The Purchase Agreement, which is included herein as Exhibit 10.1, includes a provision whereby if we undertake an acquisition of, or merge with, another company which results in the dilution of Mr. Blanchette’s interest in Rocap, Mr. Blanchette has the right, but not the obligation, to repurchase our Lexi-Luu shares in exchange for his 2,500,000 Rocap shares. The Purchase Agreement also includes representations and covenants typical for transactions of its nature.

In March 2011, Lexi-Luu sold 2,000,000 shares of its common stock to Mr. Paul Koros for $2,000.  Following that sale, our ownership interest in Lexi-Luu was diluted to 80%.  Mr. Koros owns 20% of Lexi-Luu.

Our business office is located at 7211 East Southern Ave., Suite 106, Mesa, Arizona, 85209, our registered office is located at 2360 Corporate Circle, Suite 400, Henderson, Nevada, 89074-7722 and our telephone number is (213) 400-0770.  Lexi-Luu’s production facilities, warehouse and offices are located at 7211 East Southern Ave., Suite 106, Mesa, Arizona, 85209 and its telephone number is (213) 489-1377.

Lexi-Luu Designs Inc. Overview

Lexi-Luu, a manufacturer and wholesaler of dancewear and playwear for young girls, was incorporated in September 2010 following several months of informal operations by its founder, Mr. Blanchette.  Its head office and manufacturing facility is located in Mesa, Arizona and its products are sold to retailers and wholesale distributors, as well as to retail customers through its online store.  Sales have increased modestly since we acquired Lexi-Luu, and now average approximately $48,000 per month.  Sales to retailers and wholesale distributors represent virtually all of Lexi-Luu’s sales; however, online sales to retail customers commenced in March 2011 and have increased to the point where they represented approximately 43% of Lexi-Luu’s total sales during fiscal 2013. Lexi-Luu does not currently advertise its online sales.

Principal Products and Their Markets

Lexi-Luu designs, manufactures and distributes dancewear and playwear for young girls.  It manufactures children’s sizes XS (extra-small) through to XXL (double extra-large), which generally correspond to girls aged 4 to 12.

While the original market for its products was dancewear – outfits for girls to wear when they attend dance classes or perform at recitals – Lexi-Luu found that many girls like to wear their Lexi-Luu designs all the time.  Lexi-Luu is, for some young girls, rapidly becoming everyday-wear.  Although the clothing Lexi-Luu produces is worn by children, whom we consider Lexi-Luu’s target market, we are aware that it is actually the child’s parent or an adult in the child’s life that makes the purchase decision.  We refer to this decision-maker as a “Dance Mom” – typically the mother of a young girl who is active in the child’s life and a supporter of the child’s dance pursuits.  Accordingly, Lexi-Luu creates its designs with both customers in mind.

Lexi-Luu also undertakes a small amount of custom design services for retailers and end-users.  Often, a dance instructor or active Dance Mom likes the styles created by Lexi-Luu, and contacts them directly.  Lexi-Luu will consult one-on-one with the customer and deliver a specific outfit or line of outfits.  Each of these agreements is unique and short term; however, the designs remain Lexi-Luu’s and it may choose to incorporate them into its product line at a later date.

Distribution Methods

Lexi-Luu sells most of its clothing directly to retailers.  This sales category is often referred to as wholesaling.  Approximately 95 percent of wholesale sales to date are to “house accounts,” where Lexi-Luu receives the full wholesale price for the sale.  The remaining five percent of its wholesale distribution to date occurs through manufacturer’s representatives, who sell on Lexi-Luu’s behalf and receive commissions based on percentages of sales generated.

Lexi-Luu also has an online store, accessible through its website at www.lexiluu.com.  It provides customers with photographs of its designs, retailers who carry Lexi-Luu clothing, information regarding the company, its history and contact details. The information contained on Lexi-Luu’s website is not part of this prospectus. Online sales represented approximately 17 percent and 19 percent of our total sales for the years ended December 31, 2013 and 2012, respectively. Sales from this channel are fulfilled directly from its production facility in Mesa, Arizona and Lexi-Luu receives the full retail price.

New Product Lines

Lexi-Luu regularly creates new clothing products in the ordinary course of business to stay abreast of current styles and appeal to potential new customers.  Test fittings and the introduction of these new products are carried out on an ongoing basis, and old products are phased out as management considers appropriate.

Lexi-Luu’s designer, Ms. Shirley (“Shey”) Blanchette, is the wife of Lexi-Luu’s CEO, Mr. Hubert J. Blanchette. Ms. Blanchette designed and sewed Lexi-Luu’s first creations, and she was the inspiration for the founding of the business by Mr. Blanchette. Ms. Blanchette was recognized in the 1980s – under her professional design name, Shirley Blanchet – in both Canada and the United States. Her designs and work were featured in articles in the Calgary Herald and she was the guest designer at the Southwest Modelling Convention in Alabama during that time. Lexi-Luu has no formal services contract with Ms. Blanchette.

Competitive Conditions

Lexi-Luu operates in a very competitive environment.  It is a start-up company in a market that has two large, dominant competitors with a large share of the market: Capezio Ballet Makers Inc., the dominant company in this market; and Eurotard.  Both manufacturers have a strong focus on the adult dancewear market.  We estimate that there are approximately 10 other, smaller competitors in this market.

Children’s dancewear was traditionally influenced by classical ballet training, where unique designs were discouraged among dance schools and dance teachers.  Typically, young girls choosing to dance were directed to wear identical outfits.  Over the past three decades, the variety of dance styles taught has expanded, and the focus of this training has shifted from conforming to a set standard to expanding a child’s expression and movement and freedom.  Our experience is that dancewear styles have yet to catch up to the demand for expressive apparel.  Satisfying this demand for individuality is where Lexi-Luu competes.  Its designs are fresh and strive to cover a greater proportion of the body than typical dancewear, giving our outfits a wider appeal to parents who want to ensure freedom of movement without being revealing.

Lexi-Luu is a new company entering an established market with its new and unique designs.  It has little brand recognition in the marketplace because it is a new company and larger competitors could develop similar product lines.  Accordingly, the profitability and success of the company is not assured.

Sources and Availability of Raw Materials

Lexi-Luu acquires its raw materials and equipment from a wide variety of manufacturers located in the United States.  The products are widely available and the loss of any one supplier would not, in management’s opinion, materially affect its production.

Economic Dependence on Customers

Lexi-Luu currently sells its products to more than 80 retailers. During the year ended December 31, 2013 the Company derived 43% of its revenues from one company. During the year ended December 31, 2012 the Company derived 84% of its revenue from one company.

Importance of Patents, Trademarks and Labor Contracts

Lexi-Luu does not hold any patents; however, it applied for and received U.S. federal trademark protection for its logo.

Lexi-Luu distributes its products primarily to retailers and through manufacturer’s representatives.  It does not have formal written agreements with its manufacturer’s representatives, which is standard practice in this industry.  None of Lexi-Luu’s employees are part of a collective bargaining agreement; it has had no work stoppages relating to employment contract disputes, and management believes its relationship with its employees is good.

Existing and Probable Government Regulations

Federal regulations require that Lexi-Luu’s products be labeled to indicate their fiber content, jurisdiction of manufacture, and care and handling instructions.  Lexi-Luu currently complies with these regulations.  We are not aware of any impending government regulations that would affect Lexi-Luu’s business.

Employees

Lexi-Luu currently employs seven full-time and seven part-time employees.  Rocap has no employees other than its Chief Executive Officer and Chief Financial Officer.  In addition, we engage consultants on an as-needed basis for legal, accounting and some administrative services.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549.  You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.  RISK FACTORS

An investment in our Common Stock involves a high degree of risk.  You should carefully consider the risks described below and the other information in this prospectus before investing in our Common Stock.  If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.  Currently, shares of our Common Stock are not publicly traded.  In the event that shares of our Common Stock become publicly traded, the trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment.  In the event our Common Stock fails to become publicly traded you may lose all or part of your investment.

Risks Relating to the Offering

Investing in the company is a highly speculative investment and could result in the loss of your entire investment.

A purchase of the offered shares is significantly speculative and involves significant risks.  The offered shares should not be purchased by any person who cannot afford the loss of his or her entire purchase price.  The business objectives of the Company are also speculative, and we may be unable to satisfy those objectives.  The stockholders of the Company may be unable to realize a substantial return on their purchase of the offered shares, or any return whatsoever, and may lose their entire investment in the Company.  For this reason, each prospective purchaser of the offered shares should read this prospectus and all of its exhibits carefully and consult with their attorney, business advisor and/or investment advisor.

Our stock price may be volatile and your investment in our Common Stock could suffer a decline in value.

Broad market and industry factors may harm the price of our Common Stock, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our Common Stock may include, among other things:

•

actual or anticipated fluctuations in quarterly operating results;

•

changes in financial estimates by us or by any securities analysts who might cover our stock;

•

speculation about our business in the press or the investment community;

•

conditions or trends affecting our industry or the economy generally;

•

stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the children’s dancewear and playwear industries;

•

announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•

changes in product mix between high and low margin products;

•

capital commitments;

•

our entry into new markets;

•

additions or departures of key personnel;

•

actual or anticipated sales of our common stock, including sales by our directors, officers or significant stockholders;

•

significant developments relating to our manufacturing or distribution relationships;

•

customer purchases of new products from us and our competitors;

•

investor perceptions of the children’s dancewear and playwear industries in general and our company in particular;

•

volatility in our stock price, which may lead to higher stock-based compensation expense under applicable accounting standards; and

•

changes in accounting standards, policies, guidance, interpretation or principles.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price.  This type of litigation, even if it does not result in liability for us, could result in substantial costs to us and divert management’s attention and resources.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our Common Stock.  We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future.  As a result, you may only receive a return on your investment in our Common Stock if the market price of our Common Stock increases.  Our board of directors retains the discretion to change this policy.

Insiders will continue to have substantial control over us after this offering, which could limit your ability to influence the outcome of key transactions, including a change of control.

Mr. Gordon C. McDougall, our Chief Executive officer and Chief Financial Officer, and Mr. Hubert Blanchette, the former owner of our subsidiary, Lexi-Luu Designs Inc., control approximately 36 percent and 12 percent,  respectively, of the voting power of our outstanding stock.  As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.  They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our Common Stock.

We have no committed source of financing.  Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations.  In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock.  Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares.  In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market.  These actions will result in dilution of the ownership interests of existing shareholders, and may further dilute common stock book value, and that dilution may be material.

Risks Relating to Our Business

There is a substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our proposed business plan.  As a result we may have to liquidate our business and investors may lose their investment.  Potential investors should consider our independent registered public accountants’ comments when determining if an investment in Rocap Marketing Inc. is suitable.

We have a limited operating history.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on September 2, 2010 and have a limited operating history.  Given our limited operating history, there can be no assurance that we can build our business such that we can earn a significant profit or any profit at all.  The future of our Company will depend upon our ability to obtain and retain customers and when needed, sufficient financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations.  Potential investors should be aware of the difficulties normally encountered by new apparel companies, generally, and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we undertake.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there is significant risk that we can generate the sales volumes and revenues to achieve profitable operations.  To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects will be materially adversely affected.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or the JOBS Act.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.   We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies.  We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We may require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We may need to raise funds through public or private debt or sale of equity to achieve our current business strategy.  Such financing may not be available when needed.  Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.  Our capital requirements to implement our business strategy will be significant.  Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds to expand our operations significantly as set forth in our plan of operations.

There can be no assurances that such funding will be available to us on terms that would be acceptable and at this time we have no specific details regarding the timing, source or manner in which we will raise any such funds.  Accordingly, there can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.  If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion.  In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

We may expose ourselves to a potential risk of losing Lexi-Luu Designs Inc. as a wholly owned subsidiary.

Under the terms of our Stock Purchase Agreement with Mr. Hubert J. Blanchette, in the event that Rocap Marketing Inc. was to merge with another entity, thus diluting Mr. Blanchette’s shares, Mr. Blanchette would have the right to exchange his 2,500,000 common shares of Rocap Marketing Inc., which he received in consideration of the Stock Purchase Agreement, for the return of 2,500,000 common shares of Lexi-Luu Designs Inc.  Therefore, if Mr. Blanchette’s shares in Rocap Marketing Inc. become diluted due to a merger, we may lose Lexi-Luu Designs Inc. as a wholly-owned subsidiary. The loss of Lexi-Luu Designs Inc. may result in potential lost profits and a decrease in assets.

Lexi-Luu’s limited brand recognition may limit our expansion strategy and cause our business and growth to suffer.

Lexi-Luu may encounter difficulty attracting new retail customers and retailers to sell its products because of limited brand recognition leading to delayed acceptance of our children’s dancewear and playwear by customers.  In particular, we have no assurance that Lexi-Luu’s grassroots marketing efforts will prove successful outside of the narrow dancewear market to which its products are currently being sold.  The expansion into new markets may present competitive, merchandising, forecasting and distribution challenges that are different from or more severe than those Lexi-Luu currently faces.  Failure to develop new markets or disappointing growth of its current market may harm its business and results of operations.

Lexi-Luu operates in a highly competitive market and the size and resources of many of its competitors may allow them to compete more effectively than it can, resulting in a loss of its market share and a decrease in our net revenue and an inability to achieve profitability.

The market for children’s dancewear and playwear is highly competitive.  Competition may result in pricing pressures, reduced profit margins or lost market share, or a failure to grow Lexi-Luu’s market share, any of which could substantially harm its business and results of operations.  Lexi-Luu competes directly against wholesalers and direct retailers of dancewear and playwear, including large, diversified apparel companies with substantial market share and established companies, as well as against retailers specifically focused on children’s apparel.  Many of Lexi-Luu’s competitors are large apparel and sporting goods companies with strong worldwide brand recognition, such as Capezio Ballet Makers Inc. and Eurotard.  Many of its competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, less-costly offshore production, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than Lexi-Luu does.

Lexi-Luu’s competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than it can.  In contrast to its “grassroots” marketing approach, many of Lexi-Luu’s competitors promote their brands primarily through traditional forms of advertising, such as print media and television commercials, and through celebrity athlete endorsements, and have substantial resources to devote to such efforts.  Lexi-Luu’s competitors may also create and maintain brand awareness using traditional forms of advertising more quickly in new markets than it can.  Lexi-Luu’s competitors may also be able to increase sales in their new and existing markets faster than it does by emphasizing different distribution channels, such as wholesale, Internet or catalogue sales or an extensive franchise network, as opposed to distribution through retail stores, and many of Lexi-Luu’s competitors have substantial resources to devote toward increasing sales in such ways.

In addition, because Lexi-Luu owns no patents or exclusive intellectual property rights in the technology, fabrics or processes underlying its products, its current and future competitors are able to manufacture and sell products with performance characteristics, fabrication techniques and styling similar to Lexi-Luu’s products.

If Lexi-Luu fails to continue to develop attractive and innovative products and provide consumers with design features that meet their expectations, it may not be able to generate sufficient consumer interest in its children’s dancewear and playwear to remain competitive.

Lexi-Luu must continue to develop attractive and innovative product designs to attract and retain consumers.  If it is unable to anticipate consumer preferences or industry changes, or if it is unable to modify its products on a timely basis, it may lose customers or become subject to greater pricing pressures.  Lexi-Luu’s operating results would also suffer if its innovations do not respond to the needs of its customers, are not appropriately timed with market opportunities or are not effectively brought to market. Any failure on Lexi-Luu’s part to innovate and design new products or modify existing products will hurt its brand image and could result in a decrease in net revenue and an increase in inventory levels.  In addition, Lexi-Luu may not be able to generate sufficient consumer interest in its children’s dancewear and playwear to remain competitive.  Any of these factors could harm our business or stock price.

Lexi-Luu does not have patents or exclusive intellectual property rights in its designs, fabrics and manufacturing technology.  If its competitors sell similar products to Lexi-Luu’s, its net revenue and profitability could suffer.

The intellectual property rights in the technology, fabrics and processes used to manufacture our products are owned or controlled by Lexi-Luu’s suppliers and are generally not unique to it.  Lexi-Luu’s ability to obtain intellectual property protection for its products is therefore limited and it currently own no patents or exclusive intellectual property rights in its designs, fabrics or processes underlying its products.  As a result, Lexi-Luu’s current and future competitors are able to design, manufacture and sell products with performance characteristics, fabrications and styling similar to its products.  Because many of Lexi-Luu’s competitors, such as Capezio Ballet Makers Inc. and Eurotard, have significantly greater financial, distribution, marketing and other resources, they may be able to manufacture and sell products based on our designs, fabrics and manufacturing technology at lower prices than Lexi-Luu can.  If Lexi-Luu’s competitors do sell similar products at lower prices, its net revenue and profitability could suffer.

If we are unable to manage our planned growth, our operations could be adversely impacted.

We expect to experience growth in the future.  The management of such growth will require, among other things, continued development of our financial and management controls and management information systems, management of our production and distribution systems, stringent control of costs and inventories, increased spending associated with marketing activities and acquisition of retailers, the ability to attract and retain qualified management personnel and the training of new personnel.  In addition, growth will eventually require the expansion of our billing, customer care and online sales systems, which will require additional capital expenditures and may divert the time and attention of management personnel who oversee any such expansion.  Failure to manage our expected growth and development successfully, to enhance our processes and management systems or to resolve any such difficulties adequately or in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

Key management personnel may leave the Company, which could adversely affect the ability of the company to continue operations.

Because we are entirely dependent on the efforts of Mr. Gordon McDougall, our CEO and CFO, Mr. Hubert Blanchette, our subsidiary’s CEO, Ms. Shirley Blanchette, our subsidiary’s fashion designer, and Mr. Paul Koros, an advisor to our subsidiary, their departure or the loss of other key personnel in the future, could have a material adverse effect on our business.  We believe that all commercially reasonable efforts have been made to minimize the risks attendant with the departure by key personnel from service.  However, there is no guarantee that replacement personnel, if any, will help us to operate profitably.  We do not maintain key-person life insurance on any of our officers or employees.

Presently, the Company’s Chief Executive Officer and Chief Financial Officer have other outside business activities and, as such, they are not devoting all of their time to the Company, which may result in periodic interruptions or business failure.

Mr. Gordon McDougall, our Chief Executive Officer and Chief Financial Officer, has other business interests and currently devotes approximately 15 hours per week to our operations.  Our operations may be sporadic and occur at times which are not convenient to Mr. McDougall, which may result in periodic interruptions in the development of our business.  If the demands of our business require the full business time of our executive officers, they are prepared to adjust their timetable to devote more time to our business.  However, they may not be able to devote sufficient time to the management of our business, which may result in periodic interruptions in implementing our plans in a timely manner.  Such delays could have a significant negative effect on the success of our business.

Risks Relating to Our Common Stock

As a public company, we will incur substantial expenses.

Upon declared effectiveness of this Registration Statement by the SEC, we will then become subject to the information and reporting requirements of the U.S. securities laws.  The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters.  Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company.  If we do not have current information about our company available to market makers, they will not be able to trade our stock.  The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately held.  In addition, we are incurring substantial expenses in connection with the preparation of this Registration Statement.  These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals.  Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s “penny stock” rules in trading our securities.  For the purposes relevant to us, a penny stock is any equity security that has a market value of less than $5.00 per share, subject to certain exceptions.  These rules require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment.  Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity and liquidity of our Common Stock.  Further, many brokers charge higher transactional fees for penny stock transactions.  As a result, fewer broker/dealers may be willing to make a market in our Common Stock, reducing a shareholder’s ability to resell shares of our Common Stock.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Our management believes that the market for penny stocks has suffered from patterns of fraud and abuse.  Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and,

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

If investors generally share this perception, fewer investors may be willing to purchase our Common Stock.  This, in turn, could have the effect of reducing the trading activity in the secondary market for our stock and reducing our shareholders’ ability to resell shares of our Common Stock.

Our management and employees have no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Our management and employees have no meaningful financial reporting education or experience.  We are and will continue to be heavily dependent on advisors and consultants to comply with the reporting requirements of a public company.  As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

Having only two directors who also serve as our officers limits our ability to establish effective independent corporate governance procedures and increases the control of our Chief Executive Officer.

We have only two directors and one officer who acts as both our Chief Executive Officer and Chief Financial Officer.  Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.  Simultaneous service as a director and officer could create, or appear to create, a conflict of interest when such directors are responsible for decisions concerning management composition, duties and compensation, including decisions regarding the appointment of officers, the issuance of options, financial controls and other issues presented to our board of directors that might have adverse implications or effects on such officers/directors or management in general.  Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our Chief Executive and Financial Officer’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a reporting company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a reporting company are being made only in accordance with authorizations of management and/or directors of the reporting company; and,

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the reporting company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we will be exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

If a Market for Our Common Stock Does Not Develop, Shareholders May Be Unable To Sell Their Shares.

There is currently no public trading market for our Common Stock, and no such market may ever develop.  While we intend to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the OTC Bulletin Board, there is no assurance that our application will be approved.  There is no guarantee that our shares will ever be traded on the OTC Bulletin Board, or, if traded, a public market may not materialize.  If our Common Stock is not traded on the OTC Bulletin Board or if a public market for our Common Stock does not develop, investors may not be able to re-sell the shares of our Common Stock that they have purchased and may lose all of their investment.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading, absent compliance with individual state laws.  These restrictions may make it difficult or impossible to sell shares in those states.

Transfer of our common stock may also be restricted under the securities laws or securities regulations promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because the securities registered hereunder have not yet been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  These restrictions prohibit the secondary trading of our common stock.  We currently do not intend to and may not be able to qualify securities for resale in states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders.  Accordingly, investors should consider the secondary market for our securities to be a limited one.  See also “Plan of Distribution – State Securities – Blue Sky Laws.”

You may have limited access to information regarding our business because we are a limited reporting company exempt from many regulatory requirements and our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

The Company will not become a fully reporting company, but, rather, will be subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934.  As of the date of effectiveness of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying (see “Where You Can Find More Information” elsewhere in this prospectus).  Except during the year that our registration statement becomes effective, these reporting obligations may be automatically suspended under Section 15(d) if we have less than 300 shareholders.  If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted.  After this registration statement on Form S-1 becomes effective, we will be required to deliver periodic reports to security holders.  However, we will not be required to furnish proxy statements to security holders, and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets.  This means that your access to information regarding our business will be limited.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance.  These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market.  Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our directors are not independent directors, we do not currently have independent audit or compensation committees.  As a result, these directors have the ability, among other things, to determine their own level of compensation.  Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required.  However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002.  The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders.  Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock.  Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock.  As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Nevada law provides for indemnification of officers and directors at our expense and limits their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Nevada law provides for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf.  We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.  The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

Lexi-Luu maintains a rented production facility, warehouse and administrative office in Mesa, Arizona. Lexi-Luu Designs Inc. has a two year lease ending March 31, 2015, with an additional two year option, for approximately 3500 square feet of space which includes our showroom, offices, manufacturing, and warehouse.

Management believes that Lexi-Luu’s production facility, warehouse and administrative office are adequate and suitable for the next 24 months. We expect that Lexi-Luu’s facilities can accommodate the extra equipment and staff required to increase production levels by up to a factor of four.

ITEM 3:  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings, including proceedings contemplated by governmental authorities, against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5:MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company has been quoted on the OTC Bulletin Board (“OTCBB”) since July 22, 2013, under the symbol “ROCP.OB.”  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

For any market that is maintained for our common stock, the resale of “restricted securities” pursuant to Rule 144 of the Commission by members of management or other persons may have a substantial adverse impact on any such public market. Present members of management have already satisfied the six month holding period of Rule 144 for public sales of a large portion of their holdings in our Company thereunder.

A minimum holding period of six months is required for resales under Rule 144. In addition, affiliates of the Company must comply with certain other requirements, including publicly available information concerning our Company; limitations on the volume of “restricted securities” which can be sold in any 90-day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the periods indicated, based on our fiscal year end December 31.  These prices represent quotations between dealers without adjustment for retail mark-up, mark down or commission and may not represent actual transactions.  The first quotation reported by OTCBB was subsequent to December 31, 2013 - on February 24, 2014 – for $0.20 per share.

Fiscal Year 2013	High		Low
First Quarter (January 1, 2013 – March 31, 2013)	$	n/a	$	n/a
Second Quarter (April 1, 2013 – June 30, 2013)	$	n/a	$	n/a
Third Quarter (July 1, 2013 – September 30, 2013)	$	n/a	$	n/a
Fourth Quarter (October 1, 2013 – December 31, 2013	$	n/a	$	n/a

Fiscal Year 2012	High		Low
First Quarter (January 1, 2012 – March 31, 2012)	$	n/a	$	n/a
Second Quarter (April 1, 2012 – June 30, 2012)	$	n/a	$	n/a
Third Quarter (July 1, 2012 – September 30, 2012)	$	n/a	$	n/a
Fourth Quarter (October 1, 2012 – December 31, 2012)	$	n/a	$	n/a

These bid prices were obtained from OTC Markets Group, Inc. and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

No assurance can be given that any "established public market" for the Company’s common stock will be maintained for any period of time.

Record Holders

As of April 4, 2014, there were 20,630,667 shares of the registrant’s $0.001 par value Common Stock issued and outstanding and were owned by 42 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

None.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

Year ended December 31, 2013 compared to the year ended December 31, 2012

During the year ended December 31, 2013 we had revenues from merchandise sales of $583,770 and cost of sales of $271,342 resulting in a gross profit of $312,428, or 54 percent of sales. In comparison, our prior year revenues were $448,801 with a cost of sales of $227,081 and a gross profit of $221,720 or 49 percent. As our sales volumes grow we are able to purchase our materials in bulk thus increasing our gross margin. We expect our sales to continue to grow through the 2014 fiscal year as we add more distributors and our website becomes better known.

During the year ended December 31, 2013 we incurred operating expenses of $619,058.  Operating expenses included salaries and wages of $275,907, which represented approximately 44 percent of those operating expenses; general and administrative expenses of $249,733, which represented 40 percent of operating expenses; legal and professional fees of $91,434, which represented 15 percent of operating expenses; bad debt expense of $809, which represented less than one percent of operating expenses, and depreciation expense of $1,175, which represented less than one percent of operating expense. By way of comparison, our operating expenses for the 2012 fiscal year totaled $386,545. A total of $58,031 or 15 percent of our 2012 operating expenses were made up of legal and professional fees; general and administrative expenses of $153,896 which represented 40 percent of operating expenses; $155,976 or 40 percent was salaries and wages, $17,794 or five percent was bad debt expense, and $848 was depreciation, which represented less than one percent of our operating expenses. We expect our general and administrative expenses to continue to grow proportionate to our revenues through the 2014 fiscal year.

Professional fees were primarily legal, consulting, and accounting fees.  General and administrative expenses included primarily building and office related expenses and travel expenses.  We had an operating loss for the year ended December 31, 2013 of $306,630, interest expense of $29,265, resulting in a net loss of $335,895. Of this amount, $36,818 was attributable to non-controlling shareholders, resulting in a total net loss to the Company’s common shareholders of $299,077. Our net loss in 2012 was $182,584, included in that loss was $17,759 of interest expense.  Our 2012 net loss included a loss of $10,333 that was attributable to non-controlling shareholders, resulting in a net loss of $172,251 attributable to our common shareholders.

Liquidity and Capital Resources

As of December 31, 2013, the Company had a negative working capital of $816,968 compared to a negative working capital of $431,223 at December 31, 2012.  The change in working capital resulted primarily from increases in salaries payable and related-party notes payable.

During the year ended December 31, 2013, the Company experienced negative cash flow of $80,234 from operating activities.  The Company met its cash requirements during this period primarily through its debt and equity financing activities, realizing a cash inflow from financing activities in the amount of $89,998.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the periods covered by this Annual Report and the financial statements that accompany this Annual Report.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements.  A complete summary of these policies is included in the notes to our financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.  For these reasons, our auditors stated in their report on our audited financial statements that there is substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rocap Marketing, Inc. and Subsidiary

Mesa, Arizona

We have audited the accompanying consolidated balance sheet of Rocap Marketing, Inc. and Subsidiary as of December 31, 2013, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocap Marketing, Inc. and Subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2013, a net loss, and negative cash flows from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC

Salt Lake City, UT

April 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

Rocap Marketing Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Rocap Marketing Inc., (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2012 and had a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

April 25, 2013

ROCAP MARKETING, INC. AND SUBSIDIARY
Consolidated Balance Sheets
	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$ 16,799	$ 7,788
Accounts receivable, net	460	1,501
Inventory	66,719	36,737
Other current assets	-	90
Total Current Assets	83,978	46,116
PROPERTY AND EQUIPMENT, net	2,725	3,147
OTHER ASSETS
Security deposits	1,232	-
Total Other Assets	1,232	-
TOTAL ASSETS	$ 87,935	$ 49,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$ 432	$ 1,928
Accounts payable and accrued expenses	101,687	66,238
Salaries payable	418,688	222,994
Notes payable	38,134	18,574
Current maturities of notes payable - related parties	296,874	148,017
Interest payable	45,131	19,588
Total Current Liabilities	900,946	477,339
NON-CURRENT LIABILITIES
Note payable - related parties, net of current maturities	-	50,000
Total Non-Current Liabilities	-	50,000
TOTAL LIABILITIES	900,946	527,339

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.001, 1,000,000 shares authorized;
zero shares issued and outstanding	-	-
Common stock: par value $0.001, 74,000,000 shares authorized;
20,630,667 shares issued and outstanding	20,631	20,631
Additional paid-in capital	74,615	73,655
Accumulated deficit	(838,421)	(539,344)
Stockholders' Deficit	(743,175)	(445,058)
NON-CONTROLLING INTEREST IN SUBSIDIARY
Non-controlling interest - capital stock in consolidated subsidiary	2,000	2,000
Non-controlling interest - retained earnings in consolidated subsidiary	(71,836)	(35,018)

NON-CONTROLLING INTEREST IN SUBSIDIARY	(69,836)	(33,018)
TOTAL STOCKHOLDERS' DEFICIT	(813,011)	(478,076)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 87,935	$ 49,263

See accompanying notes to the consolidated financial statements.

ROCAP MARKETING, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2013	2012

SALES	$ 583,770	$ 448,801

COST OF GOODS SOLD	271,342	227,081

GROSS MARGIN	312,428	221,720

OPERATING EXPENSES
Legal and professional expenses	91,434	58,031
Salaries and wages	275,907	155,976
Depreciation expense	1,175	848
Bad debt expense	809	17,794
General and administrative	249,733	153,896

Total Operating Expenses	619,058	386,545

LOSS FROM OPERATIONS	(306,630)	(164,825)

OTHER EXPENSE
Interest expense	(29,265)	(17,759)

Total Other Expense	(29,265)	(17,759)

LOSS BEFORE INCOME TAX
PROVISION AND NON-
CONTROLLING INTEREST	(335,895)	(182,584)
Income tax provision	-	-

NET LOSS BEFORE NON-
CONTROLLING INTEREST	(335,895)	(182,584)

Net loss attributable to
non-controlling interest	(36,818)	(10,333)

NET LOSS ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$ (299,077)	$ (172,251)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$ (0.01)	$ (0.01)

Weighted average common
shares outstanding
BASIC AND DILUTED	20,630,667	20,630,667

See accompanying notes to the consolidated financial statements.

ROCAP MARKETING, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Deficit
December 31, 2013 and December 31, 2012

	Common Stock: par value $0.001		Additional	Accumulated	Total	Non-Controlling	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders’ Deficit	Interest	Equity (Deficit)

Balance, December 31, 2011	20,630,667	$ 20,631	$ 72,375	$ (367,093)	$ (274,087)	$ (22,685)	$ (296,772)

Amortization of deferred employee
services	-	-	1,280	-	1,280	-	1,280

Net loss for the year ended
December 31, 2012	-	-	-	(172,251)	(172,251)	(10,333)	(182,584)

Balance, December 31, 2012	20,630,667	20,631	73,655	(539,344)	(445,058)	(33,018)	(478,076)

Amortization of deferred employee
services	-	-	960	-	960	-	960

Net loss for the year ended
December 31, 2013	-	-	-	(299,077)	(299,077)	(36,818)	(335,895)

Balance, December 31, 2013	20,630,667	$ 20,631	$ 74,615	$ (838,421)	$ (743,175)	$ (69,836)	$ (813,011)

See accompanying notes to the consolidated financial statements.

ROCAP MARKETING, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$ (299,077)	$ (172,251)
Adjustments to reconcile net loss to net cash used
in operating activities:
Net loss attributable to non-controlling interests	(36,818)	(10,333)
Amortization of common shares issued for services	960	1,280
Bad debt expense	809	17,794
Depreciation	1,175	848
Changes in operating assets and liabilities:
Accounts receivable	232	(15,317)
Other current assets	90	2,636
Inventory	(29,982)	(992)
Other non-current assets	(1,232)	-
Accounts payable and accrued expenses	62,372	18,963
Accrued salaries	195,694	125,302
Accrued interest	25,543	12,520

Net Cash Used in Operating Activities	(80,234)	(19,550)

INVESTING ACTIVITIES:
Purchase of equipment	(753)	(882)

Net Cash Used in Investing Activities:	(753)	(882)

FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	92,487	27,886
Repayment of notes payable - related parties	(20,553)	-
Proceeds from notes payable	59,585	2,059
Repayments of notes payable	(40,025)	-
Bank overdraft	(1,496)	(2,577)

Net Cash Provided by Financing Activities	89,998	27,368

NET CHANGE IN CASH	9,011	6,936

CASH AT BEGINNING OF YEAR	7,788	852

CASH AT END OF PERIOD	$ 16,799	$ 7,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ 5,23
Income tax paid	$ -	$ -

See accompanying notes to the consolidated financial statements.

ROCAP MARKETING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND OPERATIONS

Rocap Marketing Inc.

Rocap Marketing Inc. (“Rocap” or the “Company”) was incorporated under the laws of the State of Nevada on September 2, 2010.

Acquisition of Lexi-Luu Designs Inc.

On September 15, 2010, the Company entered into a Stock Purchase and Share Exchange Agreement with the sole stockholder of Lexi-Luu Designs Inc. (“Lixi-Luu”).  The acquisition of 100% of Lexi-Luu has been recorded on the acquisition method of accounting in accordance with section 805-20-25-5 of the FASB Accounting Standards Codification.  The Company allocated the purchase price of Lexi-Luu to the tangible assets acquired and liabilities assumed based on their estimated fair values.

Sale of 20% Equity Interest of Lexi-Luu Designs, Inc.

In March, 2011, the Company sold a 20% equity interest in Lexi-Luu to a non-controlling interest holder. Prior to the sale of 20% equity interest Lexi-Luu was inactive.

Lexi-Luu Designs, Inc.

Lexi-Luu Designs, Inc. (Lexi-Luu) was incorporated under the laws of the State of Nevada on September 3, 2010. Lexi-Luu manufactures and markets exclusive dancewear for youth.  The dance wear is sold through retailers throughout the country and may be purchased directly from the Company on-line at its website, www.lexiluu.com.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
Lexi-Luu Designs Inc.	The State of Nevada	September 3, 2010 (September 15, 2010)	80%

The consolidated financial statements include all accounts of the Company and its consolidated subsidiaries and/or entities as of the reporting period ending date(s) and for the reporting period(s) then ended.  All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; inventory valuation and obsolescence; the carrying value, recoverability and impairment, if any, of long-lived assets including the values assigned to and the estimated useful lives of equipment, and goodwill; interest rate; revenue recognized or recognizable; sales returns and allowances; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, other receivables, accounts payable salaries payable and interest payable, approximate their fair values because of the short maturity of these instruments.

The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013 and 2012.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventories. The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Inherent Risk in the Estimates

Management makes estimates of fair values based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company’s combined portfolio of products and/or services, and discount rates used to establish fair value.  These estimates are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company’s allowance for doubtful accounts was $2,375 and $19,074 as of December 31, 2013 and December 31, 2012, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers.

Inventories

The Company values inventories, consisting of raw materials, which consist of fittings and other components necessary to assemble the Company’s finished goods, and finished goods, which consist of dance wear held for sale, at the lower of cost or market.  Cost is determined on a weighted average cost basis.  Cost of goods sold and finished goods inventory comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead.  The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

The Company follows paragraph 330-10-30-3 of the FASB Accounting Standards Codification for the allocation of production costs and charges to inventories.  The Company allocates fixed production overhead to inventories based on the normal capacity of the production facilities expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.  Judgment is required to determine when a production level is abnormally low (that is, outside the range of expected variation in production).  Factors that might be anticipated to cause an abnormally low production level include significantly reduced demand, labor and materials shortages, and unplanned facility or equipment down time.  The actual level of production may be used if it approximates normal capacity.  In periods of abnormally high production, the amount of fixed overhead allocated to each unit of production is decreased so that inventories are not measured above cost.  The amount of fixed overhead allocated to each unit of production is not increased as a consequence of abnormally low production or idle plant and  unallocated overheads of underutilized or idle capacity of the production facilities are recognized as period costs in the period in which they are incurred rather than as a portion of the inventory cost.

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the statement of operations as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. Other significant estimates include the allocation of variable and fixed production overheads. While variable production overheads are allocated to each unit of production on the basis of actual use of production facilities, the allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the Company’s production facilities, and recognizes abnormal idle facility expenses as current period charges. Certain costs, including categories of indirect materials, indirect labor and other indirect manufacturing costs which are included in the overhead pools are estimated. The management of the Company determines its normal capacity based upon the amount of operating hours of the manufacturing machinery and equipment in a reporting period.

Property and Equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from three to five years for tooling, five years for computers and vehicles, and five to seven years for furniture and equipment. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations.

Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Non-controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in the consolidated balance sheets within the equity section, separately from the Company’s stockholders’ equity.   Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary.  Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss), if any, and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

Revenue Recognition

The Company applies the provisions of ASC 605 which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.

In general, the Company recognizes revenue related to sales of dance wear when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

General and Administrative Expenses

General and administrative expenses include those indirect costs of operating the business such as office supplies, travel and utilities. Net shipping and handling costs are immaterial and are therefore included in general administrative expenses.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties other than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Subtopic 505-50 of the FASB Accounting Standards Codification (“Subtopic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•

Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no material adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2013 or 2012.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the year ended December 31, 2013 or 2012.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events.  The Company will disclose the date through which subsequent events have been evaluated and that date is the date when the financial statements were issued.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - INVENTORIES

The Company’s inventories consisted of the following:

	December 31, 2013	December 31, 2012
Raw materials	$ 7,589	$ 16,405
Finished goods	59,130	20,332
Total Inventories	$ 66,719	$ 36,737

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the year ended December 31, 2013 or 2012.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the year ended December 31, 2013 and 2012.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2013	December 31, 2012
Equipment	$ 5,875	$ 5,122
Less: accumulated depreciation	(3,150)	(1,975)
Equipment, net	$ 2,725	$ 3,147

Depreciation expense for the year ended December 31, 2013 and 2012 was $1,175 and $848, respectively.

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consisted of the following:

	December 31, 2013	December 31, 2012
Note dated September 3, 2010, with interest at 12% per annum, payable monthly, due September 3, 2013	$ 40,000	$ 40,000
Note dated October 25, 2010, with interest at 12% per annum, payable monthly, due on demand	15,000	15,000
Note dated November 19, 2010, with interest at 12% per annum, payable monthly, due on demand	37,500	37,500
Note dated March 15, 2011, with interest at 8% per annum, payable monthly, due on March 15, 2014	13,017	12,500
Note dated March 15, 2011, with interest at 8% per annum, payable monthly, due on March 15, 2014	37,500	37,500
Note dated December 21 2011, with interest at 12% per annum, payable monthly, due on demand	14,750	14,750
Note dated January 27, 2012, non-interest bearing, due on January 26, 2013	5,000	5,000
Note dated February 27, 2012, non-interest bearing, due on February 26, 2013	5,000	5,000
Note dated March 31, 2012, non-interest bearing, due on March 30, 2013	250	250
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	2,472	2,472
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	2,471	2,471
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	2,943	2,943
Note dated December 31, 2012, non-interest bearing, due on demand	15,782	12,631
Note dated January 23, 2013, with interest at 10% per annum, due on demand	2,970	-
Note dated February 27, 2013, with interest at 12% per annum, due February 27, 2014	25,351	-
Note dated March 5, 2013, with interest at 10% per annum, due on demand	7,500	-
Note dated March 6, 2013, non-interest bearing, due on demand	1,936	-
Note dated March 20, 2013, with interest at 10% per annum, due on demand	8,700	-
Note dated June 3, 2013, with interest at 10% per annum, due on demand	10,000	-
Note dated June 12, 2013, with interest at 10% per annum, due on demand	10,000	-
Note dated June 30, 2013, non-interest bearing, due on demand	5,300	-
Note dated October 9, 2013, with interest at 10% per annum, due on demand	8,432	-
Note dated December 12, 2013, with interest at 10% per annum, due on demand	15,000	-

Total notes payable	$ 296,874	$ 198,017
Less current maturities	$ (296,874)	$ (148,017)
Notes payable, net of current maturities	$ -	$ 50,000

Each of the Company’s notes payable to related parties is unsecured. The Company has recognized interest expense of $43,927 and $17,759 for the year ended December 31, 2013 and 2012, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which One Million (1,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Seventy Four Million (74,000,000) shares shall be Common Stock, par value $0.001 per share.

NOTE 8 – NON-CONTROLLING INTEREST

Non-controlling interest consisted of the following:

	Contributed and additional paid-in capital	Earnings and losses	Other Comprehensive Income	Total non-controlling interest

Balance at December 31, 2011	$ 2,000	$ (24,685)	$ -	$ (22,685)

Current period earnings and losses	-	(10,333)	-	(10,333)

Balance at December 31, 2012	2,000	(35,018)	-	(33,018)

Current period earnings and losses	-	(36,818)	-	(36,818)

Balance at December 31, 2013	$ 2,000	$ (71,836)	$ -	$ (69,836)

NOTE 9 – MANAGEMENT CONTRACTS

On September 1, 2010, the Company entered into a management agreement (“Management Agreement”) with Peter Henricsson for consulting services to be provided by him (“Consultant”) in the capacity of President of the Company which requires that the Company (i) to pay the Consultant $3,250 per month for three (3) years from date of signing and (ii) to issue the Consultant a total of 960,000 shares of its common stock payable on a quarterly basis over the term of the management agreement of 12 quarters (3 years). These shares were valued at $0.002 per share or $1,920 on the date of grant and amortized over the vesting period, or $160 per quarter.  Through December 31, 2013 the Company has accrued at total of $126,750 in consulting fees payable under the terms of the Agreement. Subsequent to December 31, 2013 Mr. Henricsson resigned his position with the Company; however, the liability owing to Mr. Henricsson will remain in effect until paid in full.

On September 1, 2010, the Company entered into a management agreement (“Management Agreement”) with Tezi Advisory Inc. for consulting services to be provided by Gordon C. McDougall (“Consultant”) in the capacity of Vice President Finance of the Company which requires that the Company to (i) pay the Consultant $3,250 per month for three (3) years from date of signing and (ii) to issue the Consultant a total of 960,000 shares of its common stock payable on a quarterly basis over the term of the management agreement of 12 quarters (3 years). These shares were valued at $0.002 per share or $1,920 on the date of grant and amortized over the vesting period, or $160 per quarter. Through December 31, 2013 the Company has accrued at total of $126,750 in consulting fees payable under the terms of the Agreement.

NOTE 10 – CONCENTRATIONS

During the year ended December 31, 2013 the Company derived 43% of its revenues from one company. During the year ended December 31, 2012 the Company derived 84% of its revenue from one company.

NOTE 11 – INCOME TAX PROVISION

Deferred Tax Assets

At December 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $691,000 that may be offset against future taxable income through 2033. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $426,300 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $242,923 and $58,130 for the year ended December 31, 2013 and 2012, respectively.

Components of deferred tax assets at December 31, 2013 and 2012 are as follows:

	December 31,	December 31,
	2013	2012
Deferred Tax Assets:
NOL carryover	$283,400	$166,760
Allowance for doubtful accounts	1,000	-
Related-party accruals	141,900	16,617

Valuation Allowance	(426,300)	(183,377)

Net Deferred Tax Asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	December 31,	December 31,
	2013	2012

Book income	$(122,600)	$(67,178)
Depreciation	-	-
Allowance for doubtful accounts	(6,800)	(6,050)
Related-party accruals	62,200	-
Other non-deductible expenses	5,000	-

Valuation Allowance	$62,200	$73,228

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 31, 2013, Li and Company, PC (“Li and Company”) resigned as the independent registered public accounting firm of the Company.  The resignation was accepted by the Board of Directors of the Company (the “Board”).

On May 31, 2013, the Board of Directors approved the appointment of HJ & Associates, LLC as the independent registered public accounting firm of the Company.

During the Company’s two most recent fiscal years and the subsequent interim periods preceding HJ & Associates, LLC engagement, neither the Company nor anyone on behalf of the Company consulted with HJ & Associates, LLC regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and HJ & Associates, LLC did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was the subject of a “disagreement” or a “reportable event,” as such terms are defined in Item 304(a)(1) of Regulation S-K.

During the two most recent fiscal years and through the date of this report, there were no (1) disagreements with Li and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused Lake & Associates to make reference in its reports on the Company’s financial statements for such years to the subject matter of the disagreement, or (2) “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of Li and Company on the financial statements of the Company for the years ended December 31, 2012 and 2011, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports stated there is substantial doubt about the Company’s ability to continue as a going concern.

ITEM 9A:  CONTROLS AND PROCEDURES

Based on our evaluation as of the end of the period covered by this Annual Report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding disclosure.  This material deficiency is due to a lack of effective closing procedures and the lack of an audit committee.

Management’s Annual Report on Internal Control Over Financial Reporting

The first annual report following the Company becoming a reporting issuer, this annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.  In the future reports, we will be providing such disclosure.

ITEM 9B:  OTHER INFORMATION

None; not applicable.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Gordon McDougall, 57	President	1/27/14	*
	CEO	1/27/14	*
	Chairman	4/15/11	*
	CFO	4/15/11	*
	Director	10/1/10	*
	Secretary/Treasurer	1/27/14	*

Peter Henricsson, 61	CEO	9/2/10	1/27/14
	Director	9/2/10	1/27/14

William Clayton, 58	COO	1/27/14	*
	Director	1/27/14	*

* These persons presently serve in the capacities indicated.

Gordon C. McDougall

Gordon McDougall is our President, Chief Operating Officer, Chief Financial Officer, Secretary, Treasurer and a director. Mr. McDougall is also a director of Bitzio, Inc. (formerly Rocky Mountain Fudge Company, Inc.) a public company whose shares are quoted on the OTC Bulletin Board under the symbol BTZO.  Mr. McDougall was also Bitzio’s CEO and President until he stepped down on February 2, 2012; he had held those positions with Bitzio, including his directorship, since May 8, 2011.

Since February 2006, he has also been the CEO and founder of Tezi Advisory, Inc, a private company wholly owned by him that partners with entrepreneurs to grow their businesses. Mr. McDougall also served as a director and CEO of Exterra Energy, Inc., an oil and gas exploration company whose shares are quoted on the OTC Bulletin Board under the symbol EENI, from March 2006 until his resignation on September 19, 2007.  He also served as President of Wentworth Energy, Inc., an oil and gas exploration company whose shares were quoted on the OTC Bulletin Board under the symbol WNWG from February 2005 until August 2006 and as a director from February 2005 until July 2007. During his time as President of Wentworth Energy, Inc., the company raised substantial funding and made numerous acquisitions.

Mr. McDougall has extensive experience in fundraising, the start-up phase of companies and is knowledgeable in attracting management personnel to start-up companies.

Peter Henricsson

Peter Henricsson was our Chief Executive Officer and a director.  Since 2002, Mr. Henricsson has been a venture capital investor and a coach and advisor to young companies primarily in the areas of strategic planning and management.   Between January1997 and March 2002, Mr. Henricsson was the founder, chairman and CEO of CellPoint Inc., (CLPT) a public company listed on the NASDAQ. Prior to 1997, he held managerial positions in a number of public and private companies, stationed in North America, Europe and Asia. Mr. Henricsson undertook his graduate studies at North Carolina State University in Raleigh, North Carolina and at Uppsala University in Sweden, where he graduated with a Master of Business Administration degree in 1976.

Mr. Henricsson resigned his positions with the Company on January 27, 2014.

William Clayton

Since in 1992, Mr. Clayton has served in various levels of management specializing in industrial and commercial construction. These projected centered primarily around  pharmaceutical, semiconductors and science labs. During 2010 – 2011, Mr. Clayton was the General Foreman for the NASA Funded ISTB IV project. During this time Mr. Clayton also formed and managed a contracting business specializing in large commercial projects. Recently, Mr. Clayton has been assisting a CAD research and development team who's design development projects are contracted by several multinational corporations.

Identification of Significant Employees

We have no significant employees other than Mr. Gordon McDougall, our Chief Executive Officer and Chief Financial Officer, Treasurer, Secretary and Director, and Mr. Hubertus Blanchette, the president of our wholly-owned subsidiary LexiLuu Designs, Inc.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our Board of Directors has not adopted a Code of Ethics (the “Code”) due to the fact that we presently only have two directors and we are in the development stage of our operations.  We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2013 and 2012:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gordon McDougall CEO, CFO, President, Treasurer, Secretary, and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Peter Henricsson (1) Former President, CEO and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
William Clayton (2) COO, and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	On January 27, 2014, Mr. Peter Henricsson, resigned all his positions with the Company.
(2)

Mr. William Clayton was appointed as the Company’s Chief Operations Officer and as a director on January 27, 2014.  As such, he did not receive any compensation from the Company during the years ended December 31, 2013 and 2012.

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

Compensation of Directors

None; not applicable.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information as of the date of this registration statement on Form S-1, with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group.  Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of the date of this registration statement on Form S-1, we had 20,630,667 shares of common stock issued and outstanding.

Title of class	Name, Title, and Address of Beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)(2)
Common Stock	Peter Henricsson (3) 1446 Bramwell Road West Vancouver, BC, Canada	7,460,000	36.16%
Common Stock	Gordon C. McDougall (4) 1183 West 7th Avenue Vancouver, BC, Canada	7,460,000(5)	36.16%
Common Stock	Hubert J. Blanchette 311 N. Greenwood Mesa, Arizona 85210	2,500,000	12.12%
Common Stock	All Directors and Executive Officers (2 persons)	17,420,000	84.44%

(1)

Based upon 20,630,667 shares outstanding as of April 10, 2014.

(2)

Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)

Mr. Henricsson is the CEO, a Director and 5% beneficial owner of the Company.

(4)

Mr. McDougall is the CFO, Secretary, Treasurer, a Director and a 5% beneficial owner of the Company

(5)

Said shares are owned by Tezi Advisory, Inc., a private corporation wholly-owned by Gordon C. McDougall.

We are not aware of any arrangements that could result in a change of control of the Company.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, during the Company’s last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for such fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

As of December 31, 2013 and 2012 the Company was indebted to related parties in the amounts of $281,092 and $135,386, respectively.  These notes are unsecured, and accrue interest at rates ranging from zero to 12 percent per annum.

Promoters and Certain Control Persons

Except as indicated under the heading “Transactions with Related Persons” above, there have been no transactions since the beginning of our last fiscal year, or any currently proposed transaction in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years.

Parents of the Smaller Reporting Company

Rocap has no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2013, and 2012:

Fee category	2013	2012

Audit fees	$38,900	$12,176
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Total fees	$38,900	$12,176

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not established an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15.  EXHIBITS.

(a)	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation and Certificate of Correction(1)
3.2	By-Laws(1)
5.1	Opinion of Chachas Law Group P.C. (1)
10.1	Lexi Luu Stock Purchase Agreement(2)
10.2	Henricsson Management Agreement(2)
10.3	Amendment to the Henricsson Management Agreement(2)
10.4	Tezi Advisory Agreement(2)
10.5	Amendment to the Tezi Advisory Agreement(2)
10.6	Second Amendment to Henricsson Management Agreement (3)
10.7	Second Amendment to Tezi Advisory Agreement(3)
16.1	Auditor’s Letter(3)
21.1	Subsidiaries of Registrant(1)
23.1	Consent of Li and Company, PC(3)
23.2	Consent of Counsel (included in Exhibit 5.1, hereto) (1)
24.1	Power of Attorney(1)

(1)

Incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011

(2)

Incorporated by reference to our Registration Statement on Form S-1/A-1 filed on February 28, 2012

(3)

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCAP MARKETING, INC.

Dated: April 14, 2014	/s/ Gordon McDougall
By: Gordon McDougall
Its: Chief Executive Officer, Chief Financial Officer & Principal Financial Officer (Principal Accounting Officer)