Form 10-Q
period 2014-03-31
Rocap Marketing Inc.
filed 2014-05-13
CIK 1520108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2014

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 9, 2014, the Registrant had 20,630,667 shares of its no par value Common Stock outstanding.

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ROCAP MARKETING, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 17,339	$ 16,799
Accounts receivable, net	2,038	460
Inventory	65,513	66,719
Other current assets	16	-
Total Current Assets	84,906	83,978
PROPERTY AND EQUIPMENT, net	2,435	2,725
OTHER ASSETS
Security deposits	1,232	1,232
Total Other Assets	1,232	1,232
TOTAL ASSETS	$ 88,573	$ 87,935
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$ -	$ 432
Accounts payable and accrued expenses	118,597	101,687
Salaries payable	450,783	418,688
Notes payable	29,431	38,134
Current maturities of notes payable - related parties	298,765	296,874
Interest payable	52,946	45,131
Total Current Liabilities	950,522	900,946
TOTAL LIABILITIES	950,522	900,946
STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.001, 1,000,000 shares authorized;
zero shares issued and outstanding	-	-
Common stock: par value $0.001, 74,000,000 shares authorized;
20,630,667 shares issued and outstanding	20,631	20,631
Additional paid-in capital	74,615	74,615
Accumulated deficit	(887,260)	(838,421)
Stockholders' Deficit	(792,014)	(743,175)
NON-CONTROLLING INTEREST IN SUBSIDIARY
Non-controlling interest - capital stock in consolidated subsidiary	2,000	2,000
Non-controlling interest - retained deficit in consolidated subsidiary	(71,935)	(71,836)
NON-CONTROLLING INTEREST IN SUBSIDIARY	(69,935)	(69,836)
TOTAL STOCKHOLDERS' DEFICIT	(861,949)	(813,011)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 88,573	$ 87,935

See accompanying notes to the consolidated financial statements.

ROCAP MARKETING, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

SALES	$ 129,521	$ 126,428
COST OF GOODS SOLD	68,979	60,429
GROSS MARGIN	60,542	65,999

OPERATING EXPENSES
Legal and professional expenses	30,117	18,584
Salaries and wages	43,130	30,959
Depreciation expense	290	253
General and administrative	27,453	63,074
Total Operating Expenses	100,990	112,870

LOSS FROM OPERATIONS	(40,448)	(46,871)

OTHER EXPENSE
Interest expense	(8,490)	(5,523)
Total Other Expense	(8,490)	(5,523)

LOSS BEFORE INCOME TAX
PROVISION AND NON-
CONTROLLING INTEREST	(48,938)	(52,394)
Income tax provision	-	-

NET LOSS BEFORE NON-
CONTROLLING INTEREST	(48,938)	(52,394)

Net loss(gain) attributable to
non-controlling interest	(99)	(4,567)

NET LOSS ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$ (48,839)	$ (47,827)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$ (0.00)	$ (0.00)
Weighted average common
shares outstanding
BASIC AND DILUTED	20,630,667	20,630,667

See accompanying notes to the consolidated financial statements.

ROCAP MARKETING, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$ (48,839)	$ (47,827)
Adjustments to reconcile net loss to net cash used
in operating activities:
Net loss attributable to non-controlling interests	(99)	(4,567)
Depreciation	290	253
Changes in operating assets and liabilities:
Accounts receivable	(1,578)	(805)
Other current assets	(16)	(1,482)
Inventory	1,206	(1,009)
Accounts payable and accrued expenses	16,910	(107)
Accrued salaries	32,095	27,083
Accrued interest	7,815	4,509
Net Cash Provided by (Used in) Operating Activities	7,784	(23,952)

INVESTING ACTIVITIES:	-	-

FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	14,186	44,170
Repayment of notes payable - related parties	(12,295)	(3,081)
Proceeds from notes payable	3,788	18,100
Repayments of notes payable	(12,491)	(18,225)
Bank overdraft	(432)	(1,928)
Net Cash Provided by (Used in) Financing Activities	(7,244)	39,036

NET CHANGE IN CASH	540	15,084
CASH AT BEGINNING OF YEAR	16,799	7,788
CASH AT END OF PERIOD	$ 17,339	$ 22,872
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to the consolidated financial statements.

ROCAP MARKETING, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

March 31, 2014

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the Year Ended December 31, 2013 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K.

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

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company’s allowance for doubtful accounts was $3,132 and $2,375 as of March 31, 2014 and December 31, 2013, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – NOTES PAYABLE – RELATED PARTIES

At March 31, 2014 and December 31, 2013 the Company had the following uncollateralized notes payable to related parties:

	March 31, 2014	December 31, 2013
Note dated September 3, 2010, with interest at 12% per annum, due September 3, 2013	$ 40,000	$ 40,000
Note dated October 25, 2010, with interest at 12% per annum, due on demand	15,000	15,000
Note dated November 19, 2010, with interest at 12% per annum, due on demand	37,500	37,500
Note dated March 15, 2011, with interest at 8% per annum, due on March 15, 2014	13,017	13,017
Note dated March 15, 2011, with interest at 8% per annum, due on March 15, 2014	37,500	37,500
Note dated December 21 2011, with interest at 12% per annum, due on demand	14,750	14,750
Note dated January 27, 2012, non-interest bearing, due on January 26, 2013	5,000	5,000
Note dated February 27, 2012, non-interest bearing, due on February 26, 2013	5,000	5,000
Note dated March 31, 2012, non-interest bearing, due on March 30, 2013	250	250
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	2,472	2,472
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	2,471	2,471
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	2,943	2,943
Note dated December 31, 2012, non-interest bearing, due on demand	7,243	15,782
Note dated January 23, 2013, with interest at 10% per annum, due on demand	2,970	2,970
Note dated February 27, 2013, with interest at 12% per annum, due February 27, 2014	25,351	25,351
Note dated March 5, 2013, with interest at 10% per annum, due on demand	7,500	7,500
Note dated March 6, 2013, non-interest bearing, due on demand	1,916	1,936
Note dated March 20, 2013, with interest at 10% per annum, due on demand	8,700	8,700
Note dated June 3, 2013, with interest at 10% per annum, due on demand	10,000	10,000
Note dated June 12, 2013, with interest at 10% per annum, due on demand	10,000	10,000
Note dated June 30, 2013, non-interest bearing, due on demand	5,750	5,300
Note dated October 9, 2013, with interest at 10% per annum, due on demand	8,432	8,432
Note dated December 12, 2013, with interest at 10% per annum, due on demand	15,000	15,000
Note dated March 25, 2014, with interest at 10% per annum, due on demand	10,000	-

Total related-party notes payable - current	$ 298,765	$ 296,874

The Company has recognized interest expense of $8,490 and $5,523 for the interim periods ended March 31, 2014 and 2013, respectively.

NOTE 4 – CONCENTRATIONS

During the interim period ended March 31, 2014, the Company derived 19 percent of its revenue from one customer. During the interim period ended March 31, 2013, the Company derived 51 percent of its revenue from one company, and 19 percent of its revenue from another company.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has determined that there were no reportable subsequent events to be disclosed.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A. Results of Operations

For the three months ended March 31, 2014 compared the three months ended March 31, 2013

During the three months ended March 31, 2014 we had revenues from merchandise sales of $129,521 and cost of sales of $68,979 resulting in a gross profit of $60,542, or 47% of sales. In comparison, our revenues were $126,428 with a cost of sales of $60,429 and a gross profit of $65,999 or 52%. As our sales volumes grow we are able to purchase our materials in bulk thus increasing our gross margin. We expect our sales to continue to grow through the remainder of 2014 and into 2015 as we add more distributors and our website becomes better known.

During the three months ended March 31, 2014 we incurred operating expenses of $100,990.  Operating expenses included salaries and wages of $43,130, which represented approximately 43% of those operating expenses; general and administrative expenses of $27,453, which represented 27% of operating expenses; legal and professional fees of $30,117, which represented 30% of operating expenses; depreciation expense of $290, which represented less than 1% of operating expense. By way of comparison, our operating expenses for the same period of 2013 totaled $112,870. A total of $18,584 or 16% of our 2013 operating expenses were made up of legal and professional fees; general and administrative expenses of $63,074 which represented 56% of operating expenses; $30,959 or 27% was salaries and wages, and $253 was depreciation, which represented less than 1% of our operating expenses. We expect our general and administrative expenses to continue to grow proportionate to our revenues during the remainder of the 2014 fiscal year and into 2015.

Professional fees were primarily legal and accounting fees.  General and administrative expenses included primarily building and office related expenses and travel expenses.  We had an operating loss for the three month period ended March 31, 2014 of $40,448, interest expense of $8,490, resulting in a net loss of $48,938. Of this amount, $99 was attributable to non-controlling shareholders, resulting in a total net loss to the Company’s common shareholders of $48,839. Our net loss in 2013 was $52,394, included in that loss was $5,523 of interest expense.  Our 2013 net loss of $52,394 included a gain of $4,567 that was attributable to non-controlling shareholders, resulting in a net loss of $47,827 attributable to our common shareholders.

We are a relatively new business with limited resources. Our ability to increase public awareness of our products is limited because we do not have the resources to create a large marketing program. Therefore we do not foresee a major increase in sales over the next 12 months.  We expect our operating expenses to remain constant for the next 12 months.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of December 31, 2013

At December 31, 2013, we had current assets of $83,978 and current liabilities of $900,946, resulting in working capital deficit of $816,968 and a current ratio of 0.09:1. Current assets comprised primarily cash of $16,799, inventory of $66,719 and accounts receivable of $460.  Current liabilities comprised primarily salaries payable of $418,688, current maturities of notes payable of $296,874 and accounts payable of $101,687.

For the year ended December 31, 2013, our financing activities raised $89,998, primarily from $71,934 in net cash receipts from related party loans. This cash was used to cover the negative cash flow from operating activities of $80,234 and to and negative cash flow from investing activities of $753.

As of March 31, 2014

At March 31, 2014, we had current assets of $84,906 and current liabilities of $950,522, resulting in working capital deficit of $865,616 and a current ratio of 0.09:1.  Current assets comprised primarily cash of $17,339, inventory of $65,513 and net accounts receivable of $2,038. Current liabilities comprised primarily salaries payable of $450,738, current maturities of notes payable from related parties of $298,765 and accounts payable of $118,597.

For the three months ended March 31, 2014, our financing activities used $7,244, which was covered by our $7,784 cash flows provided by operating activities.

Our cash at March 31, 2014 is insufficient to meet our operating requirements for the next twelve months. We anticipate that we will require approximately $150,000 of operating capital over the next twelve months. We expect to use debt and equity financing to raise that capital.  However, we have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.  As of March 31, 2014 we owed $450,783 in salaries payable and an aggregate of $328,196 in notes payable to related and unrelated parties. We owed $52,946 of accrued interest on these notes.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective.

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

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

OTHER INFORMATION

None

ITEM 5.

EXHIBITS

(a)

Documents filed as part of this Report.

1.

Financial Statements.  The condensed consolidated unaudited Balance Sheet of Rocap Marketing Corp. as of March 31, 2014 and the audited balance sheet as of December 31, 2013, the condensed consolidated unaudited Statements of Operations for the three month periods ended March 31, 2014 and 2013, and the condensed consolidated unaudited Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013, together with the condensed notes thereto, are included in this Quarterly Report on Form 10-Q.

2.

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

            Rocap Marketing Corp.

Dated: May 13, 2014	/s/ Gordon C. McDougall
By: Gordon C. McDougall
Its: Chief Executive Officer

Dated: May 13, 2014	/s/ William Clayton
By: William Clayton
Its: Chief Operating Officer