Form 10-Q
period 2014-06-30
Rocap Marketing Inc.
filed 2014-08-18
CIK 1520108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2014

Commission File Number:    333-178738

ROCAP MARKETING INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-3388068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3283 Windmist Ave, Thousand Oaks, California, 91362

(Address of principal executive offices, Zip Code)

(213) 400-0770

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

As of August 15, 2014, the Registrant had 36,956,554 shares of its no par value Common Stock outstanding.

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited)

and December 31, 2013

3

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2014 and June 30, 2013

4

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and March 31, 2013

5

Notes to the Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

10

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

11

Item 4.

Controls and Procedures

11

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

11

Item 1A.

Risk Factors

12

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

Defaults upon Senior Securities

12

Item 4.

Mine Safety Disclosures

12

Item 5.

Other Information

12

Item 6.

Exhibits

12

Signatures

13

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROCAP MARKETING, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June, 30 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 68,229	$ 16,746
Total Current Assets	68,229	16,746
PROPERTY AND EQUIPMENT, net	-	-
OTHER ASSETS
Net assets of discontinued operations	71,339	71,189
Total Other Assets	71,339	71,189
TOTAL ASSETS	$ 139,568	$ 87,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 76,285	$ 43,459
Salaries payable	276,250	253,500
Notes payable	5,000	-
Current maturities of notes payable - related parties	115,738	105,738
Interest payable	15,559	10,068
Net liabilities of discontinued operations	512,840	488,181
Total Current Liabilities	1,001,672	900,946
TOTAL LIABILITIES	1,001,672	900,946
STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.001, 1,000,000 shares authorized;
zero shares issued and outstanding	-	-
Common stock: par value $0.001, 74,000,000 shares authorized;
21,325,667 and 20,630,667 shares issued and outstanding, respectively	21,326	20,631
Additional paid-in capital	187,920	74,615
Stock subscriptions receivable	(36,750)	-
Accumulated deficit	(960,014)	(838,421)
Stockholders' Deficit	(787,518)	(743,175)
NON-CONTROLLING INTEREST IN SUBSIDIARY
Non-controlling interest - capital stock in consolidated subsidiary	2,000	2,000
Non-controlling interest - retained deficit in consolidated subsidiary	(76,586)	(71,836)
NON-CONTROLLING INTEREST IN SUBSIDIARY	(74,586)	(69,836)
TOTAL STOCKHOLDERS' DEFICIT	(862,104)	(813,011)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 139,568	$ 87,935

See accompanying notes to the consolidated financial statements.

ROCAP MARKETING, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
SALES	$ 0	$ 0	$ 0	$ 0
COST OF GOODS SOLD	-	-	-	-
GROSS MARGIN	-	-	-	-
OPERATING EXPENSES
Legal and professional expenses	29,888	20,545	61,386	29,503
Salaries and wages	19,500	19,500	32,500	39,000
General and administrative	621	140	3,215	198
Total Operating Expenses	50,009	40,185	97,101	68,701

LOSS FROM OPERATIONS	(50,009)	(40,185)	(97,101)	(68,701)
OTHER EXPENSE
Interest expense	(2,760)	(1,466)	(5,490)	(2,508)
Total Other Expense	(2,760)	(1,466)	(5,490)	(2,508)

LOSS BEFORE INCOME TAX
PROVISION AND NON-
CONTROLLING INTEREST	(52,769)	(41,651)	(102,591)	(71,209)
Income tax provision	-	-	-	-
NET LOSS FROM CONTINUING
OPERATIONS	(52,769)	(41,651)	(102,591)	(71,209)
Net loss attributable to
Discontinued operations	(23,752)	(71,653)	(23,752)	(94,489)
NET LOSS BEFORE CONTROLLING
INTEREST	(76,521)	(113,304)	(126,343)	(165,698)
Net loss attributable to
non-controlling interest	4,651	14,331	4,750	18,898
NET LOSS ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$ (71,870)	$ (98,973)	$ (121,593)	$ (146,800)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED
Continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Total	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)
Weighted average common
shares outstanding
BASIC AND DILUTED	20,684,129	20,630,667	20,657,545	20,630,667

See accompanying notes to the consolidated financial statements.

ROCAP MARKETING, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$ (121,593)	$ (146,800)
Adjustments to reconcile net loss to net cash used
in operating activities:
Services contributed by related party	9,750	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	32,826	2,026
Accrued salaries	22,750	39,000
Accrued interest	5,491	2,508
Cash Used in Operating Activities - Continuing Operations	(50,776)	(103,266)
Cash Used in Operating Activities - Discontinued Operations	(4,900)	(19,833)
Net Cash Used in Operating Activities	(55,676)	(123,099)

INVESTING ACTIVITIES:	-	-

FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	10,000	39,170
Proceeds from notes payable	5,000	-
Proceeds from sale of common stock for cash	67,500	-
Cash Provided by Financing Activities - Continuing Operations	82,500	39,170
Cash Provided by Financing Activities - Discontinued Operations	24,659	95,423
Net Cash Provided by Financing Activities	107,159	134,593

NET CHANGE IN CASH	51,483	11,494
CASH AT BEGINNING OF YEAR	16,746	732
CASH AT END OF PERIOD	$ 68,229	$ 12,226
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$ -	$ -
Income tax paid	$ -	$ -

See accompanying notes to the consolidated financial statements.

ROCAP MARKETING, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

June 30, 2014

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

Acquisition of Lexi-Luu Designs Inc.

On September 15, 2010, the Company entered into a Stock Purchase and Share Exchange Agreement with Hubert J. Blanchette, the sole stockholder of Lexi-Luu Designs Inc.  The acquisition of 100% of Lexi-Luu has been recorded on the purchase method of accounting in accordance with section 805-10-05 of the FASB Accounting Standards Codification.  The Company allocated the purchase price of Lexi-Luu to the tangible assets acquired and liabilities assumed based on their estimated fair values.

Acquisition of Spiral, LLC.; Divestiture of Lexi-Luu Designs, Inc.

On July 1, 2014 the Company acquired 100 percent ownership of Spiral, LLC. (“Spiral”) by issuing 18,130,887 shares of its common stock to the sole member of Spiral. Spiral is engaged in the business of designing and marketing online entertainment.

The Company's Stock Purchase and Share Exchange Agreement with Hubert J. Blanchette gave him the option to reverse the Company's acquisition of Lexi-Luu if the Company issued equity in a subsequent acquisition. In light of the Company's acquisition of Spiral, LLC, on July 1, 2014 Mr. Blanchette exercised his right to exchange his 2.5 million common shares of Rocap in exchange for the return of 100 percent of the ownership of Lexi-Luu.  This transaction effectively ended the parent-subsidiary relationship of Rocap and Lexi-Luu.  As such, all references to Lexi-Luu activity in the financial statements is referred to as discontinued operations.

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

Basis of Presentation – Unaudited Interim Financial Information (Continued)

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company’s allowance for doubtful accounts was $3,132 and $2,375 as of June 30, 2014 and December 31, 2013, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – NOTES PAYABLE – RELATED PARTIES

At June 30, 2014 and December 31, 2013 the Company had the following uncollateralized notes payable to related parties:

	March 31, 2014	December 31, 2013

Note dated October 25, 2010, with interest at 12% per annum, due on demand	15,000	15,000
Note dated January 27, 2012, non-interest bearing, due on January 26, 2013	5,000	5,000
Note dated February 27, 2012, non-interest bearing, due on February 26, 2013	5,000	5,000
Note dated March 31, 2012, non-interest bearing, due on March 30, 2013	250	250
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	2,472	2,472
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	2,471	2,471
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	2,943	2,943
Note dated January 23, 2013, with interest at 10% per annum, due on demand	2,970	2,970
Note dated March 5, 2013, with interest at 10% per annum, due on demand	7,500	7,500
Note dated March 20, 2013, with interest at 10% per annum, due on demand	8,700	8,700
Note dated June 3, 2013, with interest at 10% per annum, due on demand	10,000	10,000
Note dated June 12, 2013, with interest at 10% per annum, due on demand	10,000	10,000
Note dated October 9, 2013, with interest at 10% per annum, due on demand	8,432	8,432
Note dated December 12, 2013, with interest at 10% per annum, due on demand	15,000	15,000
Note dated March 25, 2014, with interest at 10% per annum, due on demand	10,000	-
Total related-party notes payable - current	$ 115,738	$105,738

The Company has recognized interest expense of $5,490 and $2,508 for the six-month interim periods ended June 30, 2014 and 2013, respectively.

NOTE 4 – DISCONTINUED OPERATIONS

On July 1, 2014 the Company transferred to Mr. Hubert J. Blanchette, CEO of Lexi-Lu Designs, Inc., (“Lexi-Luu”) 2,500,000 shares of common stock of Lexi-Luu, representing 80% of the issued and outstanding shares in Lexi-Luu Designs, Inc.  In exchange for the interest in Lexi-Luu, Mr. Blanchette surrendered to the Company 2,500,000 shares of the Company’s common stock.

The Company originally purchased the 2,500,000 shares of Lexi-Luu in 2010 pursuant to a Stock Purchase and Share Exchange Agreement dated as of September 30, 2010 (“the Agreement”). The transfers on July 1, 2014 occurred upon Mr. Blanchette's exercise of an option given him in Section 3.3 of the Agreement, which provided Mr. Blanchette the right to exchange his shares in the Company for the shares of Lexi-Luu if the Company entered into an acquisition transaction that resulted in the dilution of Mr. Blanchette's interest in the Company. The Company completed such an acquisition with its acquisition of Spiral, Inc. on July 1, 2014.

The Company’s financial statements have been retroactively restated so as to segregate the operations of the Lexi-Luu subsidiary, and to re-label such operations as discontinued.  As of June 30, 2014 and December 31, 2013 the assets, liabilities, and operations of LexiLuu, consisted of the following:

	June 30,	December 31,
	2014	2013
Net Assets	$ 71,339	$ 71,189
Net Liabilites	$ 512,840	$ 488,181
Net Revenues	$ 210,767	$ 583,770
Net Income (Loss)	$ (23,752)	$ (184,090)

For the six-month periods ended June 30, 2014 and 2013 the operations of LexiLuu consisted of the following:

	For the Six Months Ended
	June 30,	June 30,
	2014	2013
Sales	$ 210,767	$ 251,254
Cost of Goods Sold	110,368	99,253
Gross Profit	100,399	152,001
Operating Expenses	115,969	239,234
Loss from Operations	(15,570)	(87,233)
Other Expenses	(8,182)	(9,343)
Net Loss	$ (23,752)	$ (93,576)

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has determined that there were no reportable subsequent events to be disclosed, other than those listed below.

Spiral, LLC Share Exchange Agreement

On May 27, 2014 the Company entered into a Share Exchange Agreement (“the Agreement”) with Spiral, LLC., a California limited liability company, (“Spiral”) and Mark Meyers, the sole member of Spiral. The Agreement was amended on June 30, 2014. On July 1, 2014, the acquisition and other transactions contemplated by the Agreement were completed.

Pursuant to the Agreement, on July 1, 2014 the Company purchased from Mark Meyer all of the membership interest in Spiral.  In exchange for ownership of Spiral, the Company issued 18,130,887 shares of its common stock to Mark Meyers and his assignees, representing 50% of the outstanding shares. The Company also agreed to institute a bonus program pursuant to which Mark Meyers could earn an additional 4,126,133 shares of common stock based upon performance criteria for Spiral to be agreed upon.

At the closing on July 1, 2014, pursuant to the Agreement, Mr. William Clayton resigned from the Company's Board of Directors and from his position as Chief Operations Officer of the Company. The Board thereupon appointed Mark Meyers to serve as a member of the Board of Directors and as Chief Executive Officer of the Company.

In connection with the closing, Gordon McDougall (for himself and his company, Tezi Advisory) and Peter Henricsson agreed to modify the loans payable to them from the Company, which have an aggregate balance of approximately $120,000.  The loans will be payable only when the Company has obtained financing of no less than $2,000,000, but will be convertible into the Company's common stock at the creditor's option at any time at a conversion rate of $0.25 per share.

Stock Issuances

On July 1, 2014 the Company issued an aggregate of 154,000 shares of common stock to three unrelated third parties for cash at $0.15 per share, resulting in total cash proceeds of $23,100.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this periodic report.  Some of the statements herein may include forward-looking statements which reflect our current views with respect to future events and financial performance. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements.

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

Results of Operations

The nature of our operations changed completedly on July 1, 2014.  On that date, we acquired 100 percent ownership of Spiral, LLC, which designs and distributes online entertainment applications. Subsequently, Hubert Blanchette, from whom we acquired our subsidiary Lexi-Luu Designs, Inc., exercised his option to repurchase Lexi-Luu Designs from us in exchange for the 2.5 million Rocap shares that was the original purchase price. As a result of these events occurring subsequent to the end of the second fiscal quarter, our financial statements for the period ending June 30, 2014 reflect the financial condition and results of operations of Lexi-Luu Designs, Inc. as a discontinued operation and do not reflect the financial condition or the results of operations of Spiral, LLC.  Accordingly, the results of operations reflected in the financial statements included in this report are in no way predictive of the future operations of the Company.

As set forth in Note 4 to the financial statements, during the six months ended June 30, 2014, Lexi-Luu Designs, which was the Company's sole operating business, recorded revenue of $210,767, a reduction of 16% from revenue in the first six months of 2013. In the same period, the costs incurred to produce the goods increased, resulting in a 34% decrease in gross profit, as our gross margin on sales fell from 61% in the first six months of 2013 to 48% in the first six months of 2014.

The operating expenses of Lexi-Luu Designs, in both the six months ended June 30, 2014 and the six months ended June 30, 2013 substantially exceeded gross profit, resulting in a loss from operations of $15,570 during the six months ended June 30, 2014 and $87,233 during the six months ended June 30, 2013. The operating expenses of the parent company (with the resulting loss from operations) in both the three and six month periods ended June 30, 2014 were substantially greater - 24% and 41% respectively - than during the three and six month periods ended June 30, 2013, primarily due to expenses incurred in investigating and obtaining our new investment in Spiral, LLC.

The losses incurred by Lexi-Luu Designs, combined with the expenses incurred by our parent corporation, resulted in net losses of $76,521 and $126,343 for the three and six month periods ended June 30, 2014. During these periods, however, we owned only 80% of the equity in Lexi-Luu Designs.  For that reason, the portion of Lexi-Luu Designs' loss attributable to the 20% non-controlling interest was deducted from the net loss attributable to common stockholders on our Statements of Operations, resulting in a net loss attibutable to common stockholders of $71,870 for the three months ended June 30, 2014, an improvement on the $98,973 net loss incurred in the three months ended June 30, 2013.  For the six months ended June 30, 2014, net loss attributable to common stockholders was $121,593, again an improvement over the $146,800 net loss recorded in the six months ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2014, the greater portion of our assets and liabilities were the assets and liabilities of Lexi-Luu Designs, Inc. On July 1, 2014 those were transferred to Hubert Blanchette.  Our June 30 going forward balance sheet, therefore, shows $68,229 in cash as the sole asset, balanced against $488,832 in liabilities, all of which are current. As a condition to the closing of the Spiral LLC acquisition on July1, 2014, current and prior members of management agreed that $120,000 in liabilities due to them would not be payable until the company raises at least $2 million in financing. Nevertheless, in order to fund the growth of Spiral, LLC, we will have to raise capital.

During the six months ended June 30, 2014, our parent company used $50,776 in cash to pay ongoing expenses. We funded that cash use by selling notes for $15,000 and common stock for $67,500.

Our cash at June 30, 2014 is insufficient to meet our operating requirements for the next twelve months. We anticipate that we will require approximately $150,000 of operating capital over the next twelve months. We expect to use debt and equity financing to raise that capital. However, we have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all. As of June 30, 2014 we owed $276,250 in salaries payable and an aggregate of $120,738 in notes payable to related and unrelated parties. We owed $15,559 of accrued interest on these notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles required to fulfill the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2014.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation and Certificate of Correction (1)
3.2	By-Laws (2)
31.1	CEO and CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (3)

32.1	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INC	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

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

            Rocap Marketing Corp.

Dated: August 18, 2014	/s/ Mark Meyers
By: Mark Meyers
Its: Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer

Exhibit 31.1

CERTIFICATION  PURSUANT TO RULE 13a-14

I, Mark Meyers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rocap Marketing Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 18, 2014

/s/ Mark Meyers

Mark Meyers

Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Rocap Marketing Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark Meyers, Chief Executive Officer and  Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 18, 2014

/s/ Mark Meyers

By: Mark Meyers

Chief Executive Officer and Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

15