Form 10-Q
period 2014-09-30
Rocap Marketing Inc.
filed 2014-12-05
CIK 1520108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2014

Commission File Number:    333-178738

ROCAP MARKETING, INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-3388068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29130 Medea Lane #1207,Agoura Hills, CA 91301

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

As of December 5, 2014, the Registrant had 41,276,887 shares of its $0.001 par value Common Stock outstanding.

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Balance Sheets as of September 30, 2014 (unaudited)

and December 31, 2013

4

Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and September 30, 2013

5

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and September 30, 2013

6

Notes to the Consolidated Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

12

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.

Controls and Procedures

13

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

14

Item 1A.

Risk Factors

14

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.

Defaults upon Senior Securities

14

Item 4.

Mine Safety Disclosures

14

Item 5.

Other Information

14

Item 6.

Exhibits

14

Signatures

15

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ROCAP MARKETING, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 69,730	$ 16,746
Total Current Assets	69,730	16,746

PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS
Goodwill	3,746,735	-
Net assets of discontinued operations	-	71,189
Total Other Assets	3,746,735	71,189

TOTAL ASSETS	$ 3,816,465	$ 87,935

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 122,943	$ 43,459
Advance from distributor	92,820	-
Salaries payable	-	253,500
Notes payable	5,000	-
Convertible short term notes	42,000	-
Current maturities of notes payable - related parties	115,738	105,738
Interest payable	18,319	10,068
Net liabilities of discontinued operations	-	488,181
Total Current Liabilities	396,820	900,946

TOTAL LIABILITIES	396,820	900,946

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.001, 1,000,000 shares authorized;
zero shares issued and outstanding	-	-
Common stock: par value $0.001, 74,000,000 shares authorized;
37,725,554 and 20,630,667 shares issued and outstanding, respectively	37,726	20,631
Additional paid-in capital	4,560,205	74,615
Accumulated deficit	(1,178,286)	(838,421)
Stockholders' Deficit	3,419,645	(743,175)

NON-CONTROLLING INTEREST IN SUBSIDIARY
Non-controlling interest - capital stock in consolidated subsidiary	-	2,000
Non-controlling interest - retained deficit in consolidated subsidiary	-	(71,836)

NON-CONTROLLING INTEREST IN SUBSIDIARY	-	(69,836)

TOTAL STOCKHOLDERS' DEFICIT	3,419,645	(813,011)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 3,816,465	$ 87,935

See accompanying notes to the consolidated financials statements.

ROCAP MARKETING, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
SALES
Product sales	$ 63,602	$ -	$ 63,602	$ -
Consulting- product development	35,000	-	35,000	-
Total Sales	98,602	-	98,602	-
COST OF GOODS SOLD	-	-	-	-
GROSS MARGIN	98,602	-	98,602	-
OPERATING EXPENSES
Media costs	27,812	-	27,812	-
Product development costs	37,101	-	37,101	-
Legal and professional expenses	76,119	19,908	132,755	49,411
Salaries and wages and consulting	125,823	19,500	158,323	58,500
General and administrative	27,016	34	29,474	234
Total Operating Expenses	293,871	39,442	385,465	108,145
LOSS FROM OPERATIONS	(195,269)	(39,442)	(286,863)	(108,145)
OTHER EXPENSE
Interest expense	(23,760)	(1,892)	(29,250)	(4,400)
Total Other Expense	(23,760)	(1,892)	(29,250)	(4,400)
LOSS BEFORE INCOME TAX
PROVISION AND NON-
CONTROLLING INTEREST	(219,029)	(41,334)	(316,113)	(112,545)
Income tax provision	-	-	-	-
NET LOSS FROM CONTINUING
OPERATIONS	(219,029)	(41,334)	(316,113)	(112,545)
Net loss attributable to
Discontinued operations	(23,752)	(7,879)	(23,752)	(102,368)
NET INCOME (LOSS) BEFORE CONTROLLING
INTEREST	(242,781)	(49,213)	(339,865)	(214,913)
Net loss attributable to
non-controlling interest	-	1,576	-	20,474
NET INCOME (LOSS) ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$ (242,781)	$ (47,637)	$ (339,865)	$ (194,439)
NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED
Continuing operations	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)
Discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Total	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average common
shares outstanding
BASIC AND DILUTED	37,117,169	20,630,667	26,146,534	20,630,667

See accompanying notes to the consolidated financials statements.

ROCAP MARKETING, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income/(loss)	$ (339,865)	$ (194,439)
Adjustments to reconcile net loss to net cash used
in operating activities:
Contributed capital (salary)	9,750	-
Notes for services	21,000	-
Changes in operating assets and liabilities:
Accrued expense	(2,497)	-
Accounts payable	54,236	15,603
Accrued salaries	22,750	58,500
Accrued interest	29,250	4,400
Cash Used in Operating Activities - Continuing Operations	(205,376)	(115,936)
Cash Used in Operating Activities - Discontinued Operations	(907)	7,478
Net Cash Used in Operating Activities	(206,283)	(108,458)

INVESTING ACTIVITIES:
Cash received from purchase of subsidiary	8	-
Cash Provided from Investing Activities	8	-

FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	10,000	39,170
Proceeds from notes payable	5,000	-
Proceeds from sale of common stock for cash	219,600	-
Cash Provided by Financing Activities - Continuing Operations	234,600	39,170
Cash Provided by Financing Activities - Discontinued Operations	24,659	74,417
Net Cash Provided by Financing Activities	259,259	113,587

NET CHANGE IN CASH	52,984	5,129

CASH AT BEGINNING OF YEAR	16,746	732

CASH AT END OF PERIOD	$ 69,730	$ 5,861

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-Cash Investing and Financing Activities:
Acquisition of Spiral Toys LLC	$ 3,626,178	$ -
Contribution of accrued salary payable to capital	$ 289,992	$ -

See accompanying notes to the consolidated financials statements.

ROCAP MARKETING, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND OPERATIONS

Rocap Marketing Inc.

Rocap Marketing Inc, (“Rocap” or the “Company”) was incorporated under the laws of the State of Nevada on September 2, 2010.

Spiral Toys LLC

Spiral Toys LLC, (“Spiral”) was formed as a limited liability company under the laws of the State of California on July 12, 2011.  Spiral develops entertainment products in both physical toys as well as digital media. The acquisition of 100% of Spiral has been recorded on the purchase method of accounting in accordance with section 805-10-05 of the FASB Accounting Standards Codification.  The Company allocated the purchase price of Spiral to the tangible assets acquired and liabilities assumed based on their estimated fair values. See Note 5 for Acquisition of Spiral.

Spiral revenue is currently generated in two different manners.  The first is consulting revenue and is recognized upon the fulfillment of contractual milestones with pre-set remuneration.  Currently the Company is engaged by a major studio in the development of entertainment properties.  During the three months ended September 30, 2014, this income amounted to $35,000, or 35% of reported revenues.  The second line is based upon the sale of physical toys.  The toys are sold through a third party distributor and Spiral receives 50% of the net profit per item.  Only settled invoices are taken into revenue.  During the period in 2014, the income associated with this second line was $63,602.  The amount earned on these sales represents 50% of the net amount received by the distributor of the product, after deduction of the cost to produce.  As such, there are no costs of goods sold associated with the income.

Goodwill of $3,746,735 has been recorded upon the acquisition of Spiral.  The Company will analyze the goodwill periodically and if impairment is determined, will adjust the balances accordingly.

Divestiture of Lexi-Luu Designs, Inc.

On September 15, 2010, the Company acquired Lexi-Luu Designs, Inc. (Lexi-Luu) in exchange for 2.5 million shares of the Company's common stock.  Lexi-Luu manufactures and markets exclusive dancewear for youth.

On July 1, 2014 Mr. Hubert J. Blanchette, CEO of Lexi-Luu, exercised his right to exchange his 2.5 million common shares of Rocap in exchange for the return of 100 percent of the ownership of Lexi-Luu.  This transaction effectively ended the parent-subsidiary relationship of Rocap and Lexi-Luu.  As such, all references to Lexi-Luu activity in the financial statements are referred to as discontinued operations.

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) .  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the Year Ended December 31, 2013 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K.

Significant Accounting Policies

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

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification,  account balances are charged off against allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determines when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company’s allowance for doubtful accounts was $0 and $2,375 as of September 30, 2014 and December 31, 2013, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers.

Development costs and media expenses, both as a part of the production and sales of the toys, are expensed in the period incurred.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2014, a working capital deficit, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to establish an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, the Company’s cash position may not be adequate to support the Company’s daily operations.  Management intends to raise additional funds by seeking equity and/or debt financing.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE – RELATED PARTIES

At September 30, 2014 and December 31, 2013 the Company had the following uncollateralized notes payable to related parties:

	September 30, 2014	December 31, 2013

Note dated October 25, 2010, with interest at 12% per annum, due on demand	$ 15,000	$ 15,000
Note dated January 27, 2012, non-interest bearing, due on January 26, 2013	5,000	5,000
Note dated February 27, 2012, non-interest bearing, due on February 26, 2013	5,000	5,000
Note dated March 31, 2012, non-interest bearing, due on March 30, 2013	250	250
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	2,472	2,472
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	2,471	2,471
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	2,943	2,943
Note dated January 23, 2013, with interest at 10% per annum, due on demand	2,970	2,970
Note dated March 5, 2013, with interest at 10% per annum, due on demand	7,500	7,500
Note dated March 20, 2013, with interest at 10% per annum, due on demand	8,700	8,700
Note dated June 3, 2013, with interest at 10% per annum, due on demand	10,000	10,000
Note dated June 12, 2013, with interest at 10% per annum, due on demand	10,000	10,000
Note dated October 9, 2013, with interest at 10% per annum, due on demand	8,432	8,432
Note dated December 12, 2013, with interest at 10% per annum, due on demand	15,000	15,000
Note dated March 25, 2014, with interest at 10% per annum, due on demand	10,000	-
Total related-party notes payable - current	$ 115,738	$ 105,738

In connection with the acquisition of Spiral, the holders of the Notes Payable-related parties agreed the notes would not be payable until the Company has raised at least $2 million in financing, and the Company agreed that the holders could, at any time, convert the principal and interest on the notes into common stock at $0.25 per share..

In July 2014, Spiral engaged a firm to provide marketing services.  As part of the agreement, the vendor receives $7,000 per month in convertible notes which can be exchanged for common stock at $0.25 per share.  Should the vendor chose to receive the common stock, it receives an equal number of shares in a “bonus” payment.  For the three months ending September 30, 2014 there were $21,000 in notes due the vendor.

The Company has recognized interest expense of $29,250 and $16,362 for the nine-month interim periods ended September 30, 2014 and 2013, respectively. Of the amounts reported in 2014, $8,250 relates to the notes payable- related parties while $21,000 was incurred as interest on convertible short term notes during the nine months ended September 30, 2014.

NOTE 4 – DISCONTINUED OPERATIONS

On July 1, 2014 the Company transferred to Mr. Hubert J. Blanchette, CEO of Lexi-Luu Designs, Inc., (“Lexi-Luu”) 2,500,000 shares of common stock of Lexi-Luu, representing 80% of the issued and outstanding shares in Lexi-Luu Designs, Inc.  In exchange for the interest in Lexi-Luu, Mr. Blanchette surrendered to the Company 2,500,000 shares of the Company’s common stock.

The Company originally purchased the 2,500,000 shares of Lexi-Luu in 2010 pursuant to a Stock Purchase and Share Exchange Agreement dated as of September 30, 2010 (“the Agreement”). The transfers on July 1, 2014 occurred upon Mr. Blanchette's exercise of an option given him in Section 3.3 of the Agreement, which provided Mr. Blanchette the right to exchange his shares in the Company for the shares of Lexi-Luu if the Company entered into an acquisition transaction that resulted in the dilution of Mr. Blanchette's interest in the Company. The Company completed such an acquisition with its acquisition of Spiral Toys LLC. on July 1, 2014.

The Company’s financial statements have been retroactively restated so as to segregate the operations of the Lexi-Luu subsidiary, and to re-label such operations as discontinued.  The Company’s financial statements as of September 30, 2014 report the gain on the Lexi-Luu Disposition based on the removal of the balances as of July 1, 2014 as an increase in additional paid-in capital.   The following table shows the assets and liabilities of Lexi-Luu as of July 1, 2014 and December 31, 2013 as well as results of operations for the six months ended July 1, 2014 and the year ended December 31, 2013.

	July 1,	December 31,
	2014	2013
Assets	$71,339	$71,189
Liabilities	$512,840	$488,181
Net Revenues	$210,767	$583,770
Net Income (Loss)	$(23,752)	$(184,090)

Upon disposition of Lexi-Luu on July 1, 2014, the net assets and liabilities were removed from the balances of the Company resulting in $369,419 being posted to additional paid in capital of the Company.

The following table shows the results of operations of Lexi-Luu during certain periods when it was owned by the Company:

	For the Three Months Ended		For the Six Months Ended
	September 30,	September 30,	June 30,	June 30,
	2014	2013	2014	2013
Sales	$ -	$ 195,961	$ 210,767	$ 447,215
Cost of Goods Sold	-	102,500	110,368	201,753
Gross Profit	-	93,461	100,399	245,462
Operating Expenses	-	110,152	115,969	347,264
Loss from Operations	-	(16,691)	(15,570)	(101,802)
Other Income (Expenses)	-	8,874	(8,182)	(568)
Net Loss	$ -	$ (7,817)	$ (23,752)	$ (102,370)

NOTE 5 – ACQUISITION OF SPIRAL TOYS LLC

Spiral, LLC Share Exchange Agreement

On May 27, 2014 the Company entered into a Share Exchange Agreement (“the Agreement”) with Spiral Toys LLC, a California limited liability company (“Spiral”) and Mark Meyers, the sole member of Spiral.  The Agreement was amended on June 30, 2014. On July 1, 2014, the acquisition and other transactions contemplated by the Agreement were completed.

Pursuant to the Agreement, on July 1, 2014 the Company purchased from Mark Meyers all of the membership interest in Spiral.  In exchange for ownership of Spiral, the Company issued 18,130,887 shares of its common stock to Mark Meyers and his assignees, representing 50% of the outstanding shares.  The shares were valued at $0.20 per share which was based on the current market price at the time of the transaction.   Rocap also agreed to institute a bonus program pursuant to which Mark Meyers could earn an additional 4,126,133 shares of common stock based upon performance criteria for Spiral to be agreed upon.  Effective July 1, 2014 in connection with the acquisition, the Company recognized cash of $8 and liabilities (Advance from distributor) of $120,567.  The Company recognized $3,746,735 of Goodwill with this transaction.

At the closing on July 1, 2014, pursuant to the Agreement, Mr. William Clayton resigned from the Company's Board of Directors and from his position on as Chief Operations Officer of the Company. The Board thereupon appointed Mark Meyers to serve as a member of the Board of Directors and as Chief Executive Officer of the Company.

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

Additionally, salaries payable of $289,992 were forgiven as part of the Spiral acquisition.  These amounts, principally to two individuals, were eliminated and credited to Additional Paid in Capital.

For the nine-month periods ended September 30, 2014 and 2013 the operations of Spiral consisted of the following:

	For the Nine Months Ended
	September 30,	September 30,
	2014	2013
Sales	$143,388	$0
Operating Expenses	(325,363)	(233,856)

Net Loss	$(181,975)	$(233,856)

NOTE 6 – SUBSEQUENT EVENTS

Capital Raise

Subsequent to September 30, 2014, the Company made a private placement of 3,383,333 shares of common stock for a purchase price of $0.15 per share, or a total of $507,500 cash.

Convertible Notes

In July 2014, Spiral engaged a firm to provide marketing services.  As part of the agreement, the vendor receives $7,000 per month in convertible notes which can be exchanged for common stock at $0.25 per share.  Should the vendor chose to receive the common stock, it receives an equal number of shares in a “bonus” payment.  As of September 30, 2014 there were $21,000 in notes payable to the vendor.  The vendor exercised the option to receive the shares in  October 2014 and 168,000 in shares were issued, representing $21,000 in services rendered and $21,000 recorded as interest expense.

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

Results of Operations

The nature of our operations changed completely on July 1, 2014.  On that date, we acquired 100% ownership of Spiral Toys, LLC, which designs and distributes physical toys as well as online entertainment applications. As such, our business will be focused in the development, manufacture, licensing and distribution of entertainment properties, both physically and via digital media. The shares of Spiral Toys LLC were exchanged for 18,130,887 shares of Company Stock and as a result, we recognized $3,746,735 of goodwill upon the acquisition.  The acquisition of Spiral gives the Company a stable of products, both ready for market/selling as well as development to continue generating revenue for several years.  The Company provides a vehicle that allows for financing and development of these products.  The combined synergies allow for an enhanced environment of growth.

On the same date, the Company divested itself of its prior business, Lexi-Luu Designs.  Hubert Blanchette, from whom we acquired Lexi-Luu Designs, Inc., exercised his option to repurchase Lexi-Luu Designs from us in exchange for the 2.5 million Company shares that was the original purchase price. As a result of these events occurring, our financial statements reflect the financial condition and results of operations of Lexi-Luu Designs, Inc. as a discontinued operation.

Effective July 1, 2014, Spiral Toys LLC became the sole operating unit of the Company.  During the three months ending September 30, 2014, Spiral Toys generated revenue of $98,602.    Spiral revenue is currently generated in two manners.  The first is consulting revenue that is recognized upon the fulfillment of contractual milestones with pre-set remuneration.  Currently the Company is engaged by a major studio in the development of entertainment properties.  During the three months ended September 30, 2014, this income amounted to $35,000, or 35% of reported revenues.  The second revenue source is the sale of physical toys.  The toys are sold through a third party distributor and Spiral receives 50% of the net profit per item.  Only settled invoices are taken into revenue.  During the three months ended September 30, 2014, the income associated with this second line was $63,602.

Offsetting the income were $293,871 of operating expenses incurred during the three months ending September 30, 2014 ($385,434 for the full nine months).

During the three months ended September 30, 2014, we incurred $23,760 in interest expense. Our interest expense will increase in the coming quarters due to a service contract that we entered in July 2014 with a firm that provides marketing services. As part of the agreement, the vendor receives $7,000 per month in convertible notes which can be exchanged for common stock at $0.25 per share.  Should the vendor chose to receive the common stock, it receives an equal amount of shares in a “bonus” payment.  As of September 30, 2014 there were $21,000 in notes payable to  the vendor.  In October 2014 the vendor exercised the option, and 168,000  shares were issued, representing $21,000 in services rendered and $21,000 recorded as interest expense. Accordingly, as long as this arrangement continues, our quarterly interest expense will be increased by $21,000.

Our operations for the three months ended September 30, 2014 resulted in a net loss of $242,781.  Included in that number was a net loss of $23,752 attributable to the discontinued Lexi-Luu operations.

Liquidity and Capital Resources

At June 30, 2014, the greater portion of our assets and liabilities were the assets and liabilities of Lexi-Luu Designs, Inc. On July 1, 2014 those were transferred to Hubert Blanchette.   As a condition to the closing of the Spiral LLC acquisition on July 1, 2014, current and prior members of management agreed that $115,738 in liabilities due to them would not be payable until the company raises at least $2 million in financing.  In addition, $276,250 of salaries payable were forgiven by former officers of the Company.

Upon disposition of Lexi-Luu on July 1, 2014, the net assets and liabilities of the discontinued operations were removed from the balances of the Company. Since Lexi-Luu had negative equity, the removal of its net assets and liabilities from our balance sheet resulting in $373,408 being posted to additional paid in capital of the Company.

As of September 30, 2014, after taking the foregoing transactions into account, we had a working capital deficit of $327,090, as our only current assets were $69,730 in cash. Near-term operations will not improve our working capital position, since as of September 30, 2014 we were indebted to our distributors for an advance of $92,820. Profits from the sales of the toys will be allocated against advances made by the third party distributor, with the result that we will realize no cash from sales until we have satisfied the advance.

In order to fund our operations and meet our debt requirements, therefore, we require financing. To fill that need, in the two months since the third quarter ended, we have sold 3,383,333 shares of common stock for $507,500 in cash. We expect that cash infusion will enable us to fund our operations and satisfy our debt requirements for the immediate future.  However, significant expansion of our business will require additional financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The evaluation revealed material weaknesses in the Company's disclosure controls and procedures, specifically the lack of segregation of responsibilities due to the small number of members of management, inadequate documentation of internal controls and procedures, and the absence of oversight by an audit committee. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2014.

Changes in Internal Controls

During the third quarter of 2014 and in conjunction with the acquisition of Spiral Toys LLC, the Company appointed a new chief executive officer and a new chief financial officer.  Steps have been taken to ensure there is now a greater degree of separation of duties.  These changes and enhancements in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 have materially affected the Company’s internal control over financial reporting.

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

            Rocap Marketing, Inc.

Dated: December 5, 2014	/s/ Mark Meyers
By: Mark Meyers
Its: Chief Executive Officer

Dated: December 5, 2014	/s/ Robert Stewart
By: Robert Stewart
Its: Chief Financial Officer, Chief Accounting Officer

15