Form 10-K
period 2014-12-31
Spiral Toys Inc.
filed 2015-04-15
CIK 1520108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2014

or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number:    333-178738

SPIRAL TOYS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3388068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29130 Medea Lane #1207,Agoura Hills, CA 91301

 (Address of principal executive offices, Zip Code)

(844) 681-7627

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

As of June 30, 2014 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $642,133.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

April 7, 2015:  Common – 42,223,194

Documents incorporated by reference: None.

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “Spiral Toys,”"Spiral," the “Company,” “we,” “us,” “our” and words of similar import refer to Spiral Toys Inc., a Nevada corporation, unless the context requires otherwise.

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

PART I

ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS

Corporate History

On September 2, 2010, Rocap Marketing Inc. was incorporated  in the State of Nevada and established a fiscal year end of December 31. Our business office is located at 29130 Medea Lane #1207, Agoura Hills, CA 91301, our registered office is located at 2360 Corporate Circle, Suite 400, Henderson, Nevada, 89074-7722, and our telephone number is (213) 489-1377.

From 2010 until July 1, 2014 we were engaged in the production and sale of children’s dancewear and playwear through our subsidiary  Lexi-Luu Designs Inc. (“Lexi-Luu”), which we had acquired from Hubert Blanchette for 2,500,000 shares of our common stock. On July 1, 2014, the Company acquired 100% of the membership units of Spiral Toys LLC (“Spiral Toys”), a California limited liability company.

Subsequent to the acquisition of Spiral Toys, the Company discontinued the operations of Lexi-Luu.  The Purchase Agreement for Lexi Luu included a provision whereby if we undertook an acquisition of, or merge with, another company which resulted in the dilution of Mr. Blanchette’s interest in Rocap, Mr. Blanchette had the right to repurchase our Lexi-Luu shares in exchange for his 2,500,000 Rocap shares. Mr. Blanchette exercised that option on July 1, 2014.

Spiral Toys LLC Overview

Spiral Toys is a California-based company dedicated to developing, marketing, and selling products and mobile applications in the mobile-connected space. Spiral has developed several technology platforms that enable it to obtain multiple revenue streams from a single product.

Spiral collects revenue on both the physical purchase of goods and sale of digital content through the Apple App Store and Google Marketplace. Founded in 2011 by a former senior executive with Disney and Sony, the company has developed an integrated hardware/software/cloud solution that enables mobile-connected entertainment.

Spiral’s mobile-connected entertainment platform connects physical items to today’s top mobile devices through wireless technologies, creating a unique interactive user experience. Spiral sells its products worldwide and is developing additional applications, based on its platform technology, for several different verticals within the entertainment industry. The company also acts as co-developer with major entertainment studios.

Principal Products and Their Markets

Spiral Toys specializes in connected technologies in entertainment products.  Spiral uses technology evolutions to establish brands with consumers in all audiences.  Spiral has several products ready to be launched in 2015 and in development.

•

CloudPets – Cloudpets is a Bluetooth Low Energy toy that lets parents, grandparents and other family members share in a child’s playtime through their Apple and Android devices.  CloudPets plans to launch in North America on direct response television this April and will be at all major retailers by late summer.  Our audience is young children and parents.

•

DropKins – Dropkins is an ultrasonic toy platform that communicates with Apple and Android devices through high frequency audio out of the audible range.  The platform is relatively low cost. We plan to launch DropKins on television in August and in retail for the holiday season of 2015.

•

StorytimePets – Storytime Pets is an AR (augmented reality) platform that allows children to use Apple and Android devices to read pages of a physical book.  The StoryTime Pet reads the story back to the child as the mobile device recognizes the page of the book.  The Storytime pets are currently in development and are expected to be launched in early 2106 on direct response television.

•

Vinyl – Vinyl is Spiral’s NFC (Near Field Communication) platform that will connect to popular social platforms such as Facebook, Instagram, Pintrest, and Twitter.  This is the first platform to connect social platforms to physical items through mobile connected technologies.  We expect this product to be launched in late 2015 or early 2016.

Distribution Methods

Spiral licenses its properties to several direct retail distributors and retail television companies.  The Spiral focus is on creating the property, building the consumer message and partnering to co-own brands with some of the biggest retail focused companies in North America.  This model gives Spiral the ability to incubate several properties and limits Spiral’s exposure and risk.   This model also gives Spiral the ability to reach large retailers such as Walmart, Target, TRU and Walgreen.

During 2014, Spiral partnered with a distributor located in Hong Kong.  This toy distributor handled all aspects of the manufacture and distribution of our first product.  In return, Spiral received 50% of the Gross Margin on those sales, adjusted for distributor overhead.  In 2014, the income to Spiral Toys was $194,321. In 2015, Spiral will be using a different distributor in the launch of Cloud Pets.  As the distributor is overseeing manufacturing, media and distribution, the products will be marketed under the distributor’s name.

Spiral is in the process of establishing similar distribution networks and partnerships in EU and Asia.

Revenue Sources

Spiral toys collects revenue from multiple sources:

•

Spiral sells technology to its partners with a margin on the production cost of the unit.

•

Spiral collects a licensing royalty from its partners on the sale of the product to television and mass retail

•

Spiral collects revenue on the sale of digital content on Android Marketplace and Apple APP Store

Competitive Conditions

There are several companies trying to enter this market.  Spiral has not only positioned itself as a market innovator but has built a structure that gives it the ability to bring product to market rapidly.

•

Internal technology team focused on rapid prototyping, product development, and production readiness.

•

Hong Kong based organization focused on production readiness and low cost manufacturing.

•

North American Business development team structuring deals with launch partners.

•

Marketing partnerships with Echo Factory to launch brands on television and digital media to establish brands and sell product.

Spiral is not just focused on innovations but speed to market.  This is our competitive advantage over other firms that are doing technology development or larger firms that can not move product to market quickly.  We have streamlined infrastructure, relying heavily on forging third party relationships to enable us to make changes in our model and operations in a efficient manner.

Spiral has also filed over 10 patents and trademarks in the last 12 months that gives us the ability to protect our innovations and brands.

Spiral Toys currently sells its products through an exclusive relationship to a national toy distributor. During the year ended December 31, 2014 the Company derived 100% of its revenues from two companies. During the year ended December 31, 2013 the Company derived 43% of its revenue from one company. The 2013 revenue was part of the discontinued operations.

Importance of Patents and Trademarks

Spiral Toys has filed for several patents covering the technology of its current product and for a product under development.  In addition,  it applied for U.S. federal trademark protection for its logo.

Employees

Spiral Toys currently employs four full-time and three part-time employees.  None of Spiral Toys’ employees are part of a collective bargaining agreement; it has had no work stoppages relating to employment contract disputes, and management believes its relationship with its employees is good.  In addition, Spiral engages approximately fifteen non-employee independent consultants.

ITEM 1A.  RISK FACTORS

An investment in our Common Stock involves a high degree of risk.  You should carefully consider the risks described below and the other information in this Report before investing in our Common Stock.  If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

Risks Relating to Our Business

Investing in the company is a highly speculative investment and could result in the loss of your entire investment.

A purchase of our Common Stock is significantly speculative and involves significant risks.  Our Common Stock should not be purchased by any person who cannot afford the loss of his or her entire purchase price.  The business objectives of the Company are also speculative, and we may be unable to satisfy those objectives.  The stockholders of the Company may be unable to realize a substantial return on their purchase of our Common Stock, or any return whatsoever, and may lose their entire investment in the Company.

Insiders have majority control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our current management team consisting of our CEO, CFO and board members,  control approximately 54 percent of the voting power of our outstanding stock.  As a result, these stockholders, if acting together, would be able to  control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.  They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.  This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

There is a substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our proposed business plan.  As a result we may have to liquidate our business and investors may lose their investment.  Potential investors should consider our independent registered public accountants’ comments when determining if an investment in Spiral Toys, Inc. is suitable.

We have a limited operating history.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We acquired Spiral Toys LLC on July 1, 2014 and have a limited operating history.  Given our limited operating history, there can be no assurance that we can build our business such that we can earn a significant profit or any profit at all.  The future of our Company will depend upon our ability to obtain and retain customers and when needed, sufficient financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations.   The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we undertake.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there is significant risk that we can generate the sales volumes and revenues to achieve profitable operations.  To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects will be materially adversely affected.

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We will need to raise funds through public or private debt or sale of equity to achieve our current business strategy.  Such financing may not be available when needed.  Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.  Our capital requirements to implement our business strategy will be significant.  Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds to expand our operations significantly as set forth in our plan of operations.

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

Spiral Toys operates in a highly competitive market and the size and resources of many of its competitors may allow them to compete more effectively than it can, resulting in a loss of its market share and a decrease in our net revenue and an inability to achieve profitability.

The market for toys and on-line gaming applications is highly competitive.  Competition may result in pricing pressures, reduced profit margins or lost market share, or a failure to grow Spiral Toy’s market share, any of which could substantially harm its business and results of operations.  Spiral Toys competes directly against wholesalers and direct retailers of games and toys, including large, diversified entertainment companies with substantial market share. Many of its competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, less-costly offshore production, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than Spiral Toys does.

If Spiral Toys fails to continue to develop attractive and innovative products and provide consumers with design features that meet their expectations, it may not be able to generate sufficient consumer interest in its digital products to remain competitive.

Spiral Toys must continue to develop attractive and innovative product designs to attract and retain consumers.  If it is unable to anticipate consumer preferences or industry changes, or if it is unable to modify its products on a timely basis, it may lose customers or become subject to greater pricing pressures.  Spiral Toys’ operating results would also suffer if its innovations do not respond to the needs of its customers, are not appropriately timed with market opportunities or are not effectively brought to market. Any failure on Spiral Toys’ part to innovate and design new products or modify existing products will hurt its brand image and could result in a decrease in net revenue.   Any of these factors could harm our business or stock price.

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

Risks Relating to Our Common Stock

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:  PROPERTIES

Currently, neither Spiral Toys, Inc. nor Spiral Toys LLC have any leases for property or leased spaces.  Currently the Company is using shared spaces provided by executive officers.  No associated cost has been included in the financial statements for these contributions.

ITEM 3:  LEGAL PROCEEDINGS

None.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed for quotation on the OTCQB under the symbol “STOY.” Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The initial quote reported by the OTCQB occurred on February 24, 2014. The following table sets forth the high and low bid prices for our Common Stock per quarter since that date as reported by the OTCBB for the periods indicated.  These prices represent quotations between dealers without adjustment for retail mark-up, mark down or commission and may not represent actual transactions.

Fiscal Year 2014	High	Low
First Quarter (January 1, 2014 – March 31, 2014)	$.20a	$.20
Second Quarter (April 1, 2014 – June 30, 2014)	$.60	$.20
Third Quarter (July 1, 2014 – September 30, 2014)	$.50	$.20
Fourth Quarter (October 1, 2014 – December 31, 2014)	$.45	$.30

Record Holders

As of April 7, 2015, there were 42,223,194 shares of the registrant’s $0.001 par value Common Stock issued and outstanding, which were owned by 57 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

During the 4th quarter of 2014, the Company sold a total of 3,383,333 shares of common stock to  unrelated individuals in a private offering.  The purchase price for the shares was $.15 per share, or a total of $507,500.  The shares were sold to individuals who are accredited investors and were purchasing for their own accounts.  The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act.

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

Securities Authorized for Issuance Under Equity Compensation Plans

 The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.	-	$-	1,500,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	1,500,000

_________________________

(1)

In 2014 the Board of Directors adopted the 2015 Equity Incentive Plan.  The Plan authorizes the Board to issue up to 1,500,000 shares.  The shares may be awarded to employees or directors of Spiral Toys or its subsidiaries as well as to consultants to those entities.  The shares may be awarded as outright grants or in the form of options or restricted stock.

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

RESULTS OF OPERATIONS

Year ended December 31, 2014 compared to the year ended December 31, 2013

The nature of our operations changed completely on July 1, 2014.  On that date, we acquired 100% ownership of Spiral Toys, LLC, which designs and distributes physical toys as well as online entertainment applications. As such, our business will be focused in the development, manufacture, licensing and distribution of entertainment properties, both physically and via digital media. The shares of Spiral Toys LLC were exchanged for 18,130,667 shares of Company Stock and as a result, we recognized $2,840,203 of goodwill upon the acquisition.  The acquisition of Spiral gives the Company a stable of products, both ready for market/selling as well as development to continue generating revenue for several years.  The Company provides a vehicle that allows for financing and development of these products.  The combined synergies allow for an enhanced environment of growth. Company management performed an analysis of the Goodwill in conjunction with their year end accounting review and determined that a complete write-off was prudent.  Therefore, a non-cash charge of $2,840,203 was recorded as an Operating Expense.

On the same date, the Company divested itself of its prior business, Lexi-Luu Designs.  Hubert Blanchette, from whom we acquired Lexi-Luu Designs, Inc., exercised his option to repurchase Lexi-Luu Designs from us in exchange for the 2.5 million Company shares that was the original purchase price. As a result of these events occurring, our financial statements reflect the financial condition and results of operations of Lexi-Luu Designs, Inc. as a discontinued operation. The results of 2013 have been restated to reflect Lexi-Luu as a discontinued operation.

Effective July 1, 2014, Spiral Toys LLC became the sole operating unit of the Company.  During 2014, Spiral Toys generated revenue of $269,299.    Spiral revenue is currently generated in two manners.  The first is consulting and other revenue that is recognized upon the fulfillment of contractual milestones with pre-set remuneration.  During 2014, the Company was engaged by a major studio in the development of entertainment properties.  This operating income amounted to $74,978, or 28% of reported revenues.  The second revenue source is the sale of physical toys.  The toys are sold through a third party distributor and Spiral receives 50% of the net profit per item.  Only settled invoices are taken into revenue.  During the year ended December 31, 2014, the income associated with this second line was $194,321.

In our operating costs are development costs and media costs which are directly related to the production of income.  Our policy is to expense these items as incurred.  For the year 2014, these development costs and media costs were $82,368 and $61,448, respectively.

Other expenses in 2014 were Salaries, wages and consulting, $350,391, Professional fees, $243,702 and General and administrative, 73,577.  Spiral Toys is increasing its operations in connection with its product launch in 2015 and related development.  As such, we anticipate adding to the Spiral Team and expect the Salaries, wages and consulting to increase significantly in 2015.  Professional fees consist of legal, accounting, auditing, marketing and stock related costs.  We incurred higher costs as a result of the Spiral Toys LLC acquisition, although, we could have transaction costs in 2015 that will be similar or exceed the amount in 2014.  General and administrative costs include travel.  In 2015 we are opening subsidiaries in Vancouver, Canada (for development activities) and Hong Kong (for product manufacturing activities).

During the year ended December 31, 2014, we incurred $54,065 in interest expense. Our interest expense will increase in the coming quarters due to a service contract that we entered in July 2014 with a firm that provides marketing services. As part of the agreement, the vendor receives $7,000 per month in convertible notes which can be exchanged for common stock at $0.25 per share.  Should the vendor chose to receive the common stock, it receives an equal amount of shares in a “bonus” payment.  As of December 31, 2014 there were $42,000 in notes payable to the vendor.  In March 2014 the vendor exercised the option, and 168,000 shares were issued, representing $21,000 in services rendered and $21,000 recorded as interest expense. Accordingly, as long as this arrangement continues, our quarterly interest expense will be increased by $21,000.

Our operations for the year ended December 31, 2014 resulted in a net loss of $3,460,207.  Included in that number was a net loss of $23,752 attributable to the discontinued Lexi-Luu operations.

Liquidity and Capital Resources

As of December 31, 2014, the Company had a negative working capital of $48,775.  However, included in this amount are short term liabilities of $42,000 for convertible notes, notes payable-related parties of $115,738 with related interest payable of $21,079.  The convertible notes were exchanged for equity in March 2015. The notes payble-related parties and accrued interest payable are only payable upon the completion of an equity raise of $2,000,000 and are also convertible upon the holders consent into common stock.

During the year ended December 31, 2014, the Company experienced negative cash flow of $533,377 from operating activities.  The Company met its cash requirements during this period primarily through its equity financing activities, realizing a cash inflow from financing activities in the amount of $761,714.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Spiral Toys, Inc.

(formerly Rocap Marketing, Inc.)

Agoura Hills, California

We have audited the accompanying consolidated balance sheets of Spiral Toys, Inc. (formerly Rocap Marketing Inc.)  as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiral Toys, Inc. (formerly Rocap Marketing, Inc.) as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss, and negative cash flows from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

April 15, 2015

SPIRAL TOYS, INC.
(formerly ROCAP MARKETING, INC. and SUBSIDIARY)
Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$ 245,091	$ 16,746
Total Current Assets	245,091	16,746

OTHER ASSETS
Goodwill (Note 6)	-	-
Net assets of discontinued operations	-	71,189
Total Other Assets	-	71,189
TOTAL ASSETS	$ 245,091	$ 87,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 115,049	$ 43,459
Advance from distributor	-	-
Salaries payable	-	253,500
Convertible short term notes	42,000	-
Current maturities of notes payable - related parties	115,738	105,738
Interest payable	21,079	10,068
Net liabilities of discontinued operations	-	488,181

Total Current Liabilities	293,866	900,946
TOTAL LIABILITIES	293,866	900,946

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.001, 1,000,000 shares authorized;
zero shares issued and outstanding	-	-
Common stock: par value $0.001, 74,000,000 shares authorized;
41,336,667 and 20,630,667 shares issued and outstanding, respectively	41,337	20,631
Additional paid-in capital	4,208,516	74,615
Accumulated deficit	(4,298,628)	(838,421)
Stockholders' Deficit	(48,775)	(743,175)

NON-CONTROLLING INTEREST IN SUBSIDIARY
Non-controlling interest - capital stock in consolidated subsidiary	-	2,000
Non-controlling interest - retained deficit in consolidated subsidiary	-	(71,836)
NON-CONTROLLING INTEREST IN SUBSIDIARY	-	(69,836)
TOTAL STOCKHOLDERS' DEFICIT	(48,775)	(813,011)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 245,091	$ 87,935

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS, INC.
(formerly ROCAP MARKETING, INC. and SUBSIDIARY)
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2014	2013
SALES
Product sales	$ 194,321	$ -
Consulting- product development	74,978	-
Total Sales	269,299	-

OPERATING EXPENSES
Media costs	61,448	-
Product development costs	82,368	-
Legal and professional expenses	243,702	65,841
Salaries and wages and consulting	350,391	78,000
General and administrative	73,577	280
Impairment of goodwill	2,840,203	-
Total Operating Expenses	3,651,689	144,121

LOSS FROM OPERATIONS BEFORE OTHER EXPENSE	(3,382,390)	(144,121)

OTHER EXPENSE
Interest expense	(54,065)	(7,684)
Total Other Expense	(54,065)	(7,684)

LOSS BEFORE INCOME TAX
PROVISION AND NON-
CONTROLLING INTEREST	(3,436,455)	(151,805)
Income tax provision	-	-

NET LOSS FROM CONTINUING
OPERATIONS BEFORE DISCONTINUED OPERATIONS	(3,436,455)	(151,805)
Net loss attributable to discontinued operations	(23,752)	(184,090)

INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(3,460,207)	(335,895)
Loss attributable to non-controlling interest	-	36,819

NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (3,460,207)	$ (299,076)

NET INCOME (LOSS) PER COMMON SHARE BASIC AND DILUTED
Continuing operations	$ (0.12)	$ (0.01)
Discontinued operations	$ (0.00)	$ (0.01)
Total	$ (0.12)	$ (0.02)

Weighted average common shares outstanding
BASIC AND DILUTED	29,413,197	20,630,667

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS, INC.
(formerly ROCAP MARKETING, INC. and SUBSIDIARY)
Consolidated Statements of Stockholders' Deficit
December 31, 2014 and December 31, 2013

			Additional		Total
	Common Stock: par value $0.001		Paid-In	Accumulated	Stockholders'	Non-Controlling	Total
	Shares	Amount	Capital	Deficit	Deficit	Interest	Equity (Deficit)

Balance, December 31, 2012	20,630,667	$ 20,631	$ 73,655	$ (539,344)	$ (445,058)	$ (33,018)	$ (478,076)
Amortization of deferred employee services	-	-	960	-	960	-	960
Net loss for the year ended December 31, 2013	-	-	-	(299,077)	(299,077)	(36,818)	(335,895)

Balance, December 31, 2013	20,630,667	20,631	74,615	(838,421)	(743,175)	(69,836)	(813,011)

Common shares issued for cash and subscriptions receivable at $0.15 per share	4,847,333	4,847	722,208	-	727,055	-	727,055
Issuance of stock for Spiral Toys LLC	18,130,667	18,131	2,701,513		2,719,644		2,719,644
Disposition of Discontinued Operations	(2,500,000)	(2,500)	373,408		370,908	74,586	445,494
Forgiveness of salary			276,250		276,250		276,250
Related party contributed capital			9,750		9,750		9,750
Shares issued for services	60,000	60	8,940		8,940		9,000
Conversion of Convertible Notes	168,000	168	41,832		41,832		42,000
Net loss for the year ended
December 31, 2014	-	-	-	(3,460,207)	(3,460,207)		(3,460,207)
Net Loss attributable to NCI for the year ended December 31, 2014						(4,750)	(4,750)
Balance, December 31, 2014	41,336,667	$ 41,337	$ 4,208,516	$ (4,298,628)	$ (49,003)	$ -	(48,775)

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS, INC.
(formerly ROCAP MARKETING, INC. and SUBSIDIARY)
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2014	2013
OPERATING ACTIVITIES:
Net income/(loss)	$ (3,460,207)	$ (299,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital (salary)	9,750	-
Common stock issued for services	9,000	960
Notes/equity for services	84,000	-
Impairment of Goodwill	2,840,203	-
Changes in operating assets and liabilities:
Accrued expense	(120,567)	-
Accounts payable	71,590	18,574
Accrued salaries	22,750	78,000
Accrued interest	11,011	7,683
Cash Used in Operating Activities - Continuing Operations	(532,470)	(193,859)
Cash Used in Operating Activities - Discontinued Operations	(907)	79,148
Net Cash Used in Operating Activities	(533,377)	(114,711)

INVESTING ACTIVITIES:
Cash received from purchase of subsidiary	8	-
Cash Provided from Investing Activities	8	-

FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	10,000	62,602
Proceeds from sale of common stock for cash	727,055	-
Proceeds from notes payable	5,000	-
Repayment of notes payable	(5,000)	-
Cash Provided by Financing Activities - Continuing Operations	737,055	62,602
Cash Provided by Financing Activities - Discontinued Operations	24,659	68,123
Net Cash Provided by Financing Activities	761,714	130,725

NET CHANGE IN CASH	228,345	16,014
CASH AT BEGINNING OF YEAR	16,746	732
CASH AT END OF PERIOD	$ 245,091	$ 16,746

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-Cash Investing and Financing Activities:
Acquisition of Spiral Toys LLC	$ 2,719,644	$ -
Contribution of accrued salary payable to capital	$ 276,250	$ -
Common stock issued for notes payable	$ 42,000	$ -
Disposition of Lexi-Luu	$ 370,908	$ -

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS, INC.

(formerly ROCAP MARKETING, INC and SUBSIDIARY)

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND OPERATIONS

Spiral Toys, Inc (formerly known as Rocap Marketing Inc.)

Spiral Toys, Inc. (Rocap Marketing Inc, (“Spiral Toys” or the “Company”) was incorporated under the laws of the State of Nevada on September 2, 2010 under the name of Rocap Marketing Inc.  In January 2015, the Company changed it s name to Spiral Toys, Inc..

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

Spiral revenue is currently generated in two different manners.  The first is consulting revenue and is recognized upon the fulfillment of contractual milestones with pre-set remuneration.  Currently the Company is engaged by a major studio in the development of entertainment properties.  During 2014, this income amounted to $74,978, or 28% of reported revenues.  The second line is based upon the sale of physical toys.  The toys are sold through a third party distributor and Spiral receives 50% of the net profit per item.  Only settled invoices are taken into revenue.  During the period in 2014, the income associated with this second line was $194,321.  The amount earned on these sales represents 72% of the net amount received by the distributor of the product, after deduction of the cost to produce.  As such, there are no costs of goods sold associated with the income.

Goodwill of $2,840,203 has been recorded upon the acquisition of Spiral.  The Company will analyze the goodwill periodically and if impairment is determined, will adjust the balances accordingly.  During the fourth quarter of 2014, management determined that a complete write-off of the goodwill was justified and recorded an impairment charge of the full amount.

Divestiture of Lexi-Luu Designs, Inc.

On September 15, 2010, the Company acquired Lexi-Luu Designs, Inc. (Lexi-Luu) in exchange for 2.5 million shares of the Company's common stock.  Lexi-Luu manufactures and markets exclusive dancewear for youth.

On July 1, 2014 Mr. Hubert J. Blanchette, CEO of Lexi-Luu, exercised his right to exchange his 2.5 million common shares of Rocap in exchange for the return of 100 percent of the ownership of Lexi-Luu.  This transaction effectively ended the parent-subsidiary relationship of Rocap and Lexi-Luu.  As such, all references to Lexi-Luu activity in the financial statements are referred to as discontinued operations. See Footnote 5 “Discontinued Operations” for further discussion of the discontinued operations of Lexi-Luu.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
Spiral Toys LLC.	State of California	July 11, 2011 (July 1, 2014)	100%
Lexi-Luu Designs Inc.(discontinued 7/1/2014)	The State of Nevada	September 3, 2010 (September 15, 2010)	80%

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

The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and 2013.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events( See Footnote 6 “Acquisition of Spiral Toys LLC” for a discussion of the impairment of goodwill and the subsequent charge-off.

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

The Company’s allowance for doubtful accounts was $0 for December 31, 2014.  For 2013, $2,375 had been reserved but restated as part of the reporting of discontinued operations.

The Company does not have any off-balance-sheet credit exposure to its customers.

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

Spiral revenue is currently generated in two manners.  The first is consulting and other revenue that is recognized upon the fulfillment of contractual milestones with pre-set remuneration.    The second revenue source is the sale of physical toys.  The toys are sold through a third party distributor and Spiral receives a percentage of the net profit per unit.  As the Company takes no part of the actual sales and manufacturing process, no direct cost of goods sold is recognized.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no material adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2014 or 2013.

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

There were no potentially dilutive common shares outstanding for the year ended December 31, 2014 or 2013.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

going concern.

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

At December 31, 2014 and December 31, 2013 the Company had the following uncollateralized notes payable to related parties:

	December 31, 2014	December 31, 2013

Note dated October 25, 2010, with interest at 12% per annum, due on demand	15,000	15,000
Note dated January 27, 2012, non-interest bearing, due on January 26, 2013	5,000	5,000
Note dated February 27, 2012, non-interest bearing, due on February 26, 2013	5,000	5,000
Note dated March 31, 2012, non-interest bearing, due on March 30, 2013	250	250
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	2,472	2,472
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	2,471	2,471
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	2,943	2,943

Note dated January 23, 2013, with interest at 10% per annum, due on demand	2,970	2,970
Note dated March 5, 2013, with interest at 10% per annum, due on demand	7,500	7,500
Note dated March 20, 2013, with interest at 10% per annum, due on demand	8,700	8,700
Note dated June 3, 2013, with interest at 10% per annum, due on demand	10,000	10,000
Note dated June 12, 2013, with interest at 10% per annum, due on demand	10,000	10,000
Note dated October 9, 2013, with interest at 10% per annum, due on demand	8,432	8,432
Note dated December 12, 2013, with interest at 10% per annum, due on demand	15,000	15,000
Note dated March 25, 2014, with interest at 10% per annum, due on demand	10,000	-
Total related-party notes payable - current	$115,738	$105,738

In connection with the acquisition of Spiral, the holders of the Notes Payable-related parties agreed the notes would not be payable until the Company has raised at least $2 million in financing, and the Company agreed that the holders could, at any time, convert the principal and interest on the notes into common stock at $0.25 per share..

In July 2014, Spiral engaged a firm to provide marketing services.  As part of the agreement, the vendor receives $7,000 per month in convertible notes which can be exchanged for common stock at $0.25 per share.  Should the vendor chose to receive the common stock, it receives an equal number of shares in a “bonus” payment.  As of December 31, 2014, there were $42,000 due the vendor as a result of services provided during the fourth quarter of 2014.  These shares (amounting to 168,000) were issued in March 2015.  A comparable amount of Notes and shares were issued in November 2014 for amounts outstanding as of September 30, 2014.

The Company has recognized interest expense of $54,065 and $7,684 for the twelve months ending December 31, 2014 and 2013, respectively. Of the amounts reported in 2014, $12,065 relates to the notes payable- related parties while $42,000 was incurred as interest on convertible short term notes during the Year.

NOTE 5 – DISCONTINUED OPERATIONS

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

The Company’s financial statements have been retroactively restated so as to segregate the operations of the Lexi-Luu subsidiary, and to re-label such operations as discontinued.  The Company’s financial statements as of December 31, 2014 report the gain on the Lexi-Luu Disposition based on the removal of the balances as of July 1, 2014 as an increase in additional paid-in capital.   The following table shows the assets and liabilities of Lexi-Luu as of July 1, 2014 and December 31, 2013 as well as results of operations for the six months ended July 1, 2014 and the year ended December 31, 2013.

	July 1,	December 31,
	2014	2013
Assets	$71,339	$71,189
Liabilities	$512,840	$488,181
Net Revenues	$210,767	$583,770
Net Income (Loss)	$(23,752)	$(184,090)

Upon disposition of Lexi-Luu on July 1, 2014, the net assets and liabilities were removed from the balances of the Company resulting in $373,408 being posted to additional paid in capital of the Company.  As these transactions were with a related party, the gain on the disposition was recorded as an addition to Additional Paid in Capital.

The following table shows the results of operations of Lexi-Luu during certain periods when it was owned by the Company:

	For the Period Ended
	June 30,	December 31,
	2014	2013
Sales	$210,767	$583,770
Cost of Goods Sold	110,368	271,342
Gross Profit	100,399	312,428
Operating Expenses	115,969	474,937
Loss from Operations	(15,570)	(162,509)
Other Income (Expenses)	(8,182)	(21,581)
Net Loss	$(23,752)	$(184,090)

NOTE 6 – ACQUISITION OF SPIRAL TOYS LLC

Spiral, LLC Share Exchange Agreement

On May 27, 2014 the Company entered into a Share Exchange Agreement (“the Agreement”) with Spiral Toys LLC, a California limited liability company (“Spiral”) and Mark Meyers, the sole member of Spiral.  The Agreement was amended on June 30, 2014. On July 1, 2014, the acquisition and other transactions contemplated by the Agreement were completed.

Pursuant to the Agreement, on July 1, 2014 the Company purchased from Mark Meyers all of the membership interest in Spiral.  In exchange for ownership of Spiral, the Company issued 18,130,667 shares of its common stock to Mark Meyers and his assignees, representing 50% of the outstanding shares.  The shares were valued at  $0.15 per share which is the common stock for cash sales price $0.20 at the time of the transaction.   Rocap also agreed to institute a bonus program pursuant to which Mark Meyers could earn an additional 4,126,133 shares of common stock based upon performance criteria for Spiral to be agreed upon.  Effective July 1, 2014 in connection with the acquisition, the Company recognized cash of $8 and liabilities (Advance from distributor) of $120,567.  The Company recognized $2,840,203 of Goodwill with this transaction.

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

Additionally, salaries payable of $276,250 were forgiven as part of the Spiral acquisition.  These amounts, principally to two individuals, were eliminated and credited to Additional Paid in Capital.

Goodwill of $2,840,203 has been recorded upon the acquisition of Spiral.  The Company will analyze the goodwill periodically and if impairment is determined, will adjust the balances accordingly.  During the fourth quarter of 2014, management determined that a complete write-off of the goodwill was justified and recorded an impairment charge of the full amount.

For the twelve-month periods ended December 31, 2014 and 2013 the operations of Spiral consisted of the following:

	For the year ended December 31,
	December 31,	December 31,
	2014	2013
Sales	$314,688	$0
Operating Expenses	(618,567)	(323,453)

Net Loss	$(328,087)	$(323,453)

NOTE 7- COLLABORATIVE ARRANGEMENTS

The Company has entered into a distribution agreement with a Hong Kong based entity in 2013.  Spiral receives 50% of the revenue generated in the sale of the items, net of the toy’s cost of production and a 10% allocation to the distributor for overhead.  In addition, certain development costs were funded by the distribution entity and will be repaid out of the proceeds of the toy sales.  At the end of 2014, the amount due the distributor totaled $0. Sales  recorded during 2014 were $194,321.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which One Million (1,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Seventy Four Million (74,000,000) shares shall be Common Stock, par value $0.001 per share.

During the year ended 2013, there were no issuances of common stock.

During the year ended December 31, 2014, net common shares of 20,706,000 were issued/redeemed as follows:

Shares	Transactions	Valuation
18,130,667	For the acquisition of Spiral Toys LLC	Valued at the cash price for stock of $0.15 per share.
(2,500,000)	Redeemed as a result of disposition of discontinued operations	Based on contractual agreement
228,000	Issued for services rendered	Based on $.25 per share (168,000) and $.15 per share (60,000)
4,847,333	Private placement shares issued for $727,055	Based on $.15 per share

NOTE 9 – MANAGEMENT CONTRACTS

On September 1, 2010, the Company entered into a management agreement (“Management Agreement”) with Peter Henricsson for consulting services to be provided by him (“Consultant”) in the capacity of President of the Company which requires that the Company (i) to pay the Consultant $3,250 per month for three (3) years from date of signing and (ii) to issue the Consultant a total of 960,000 shares of its common stock payable on a quarterly basis over the term of the management agreement of 12 quarters (3 years). These shares were valued at $0.002 per share or $1,920 on the date of grant and amortized over the vesting period, or $160 per quarter.  Through December 31, 2013 the Company has accrued at total of $126,750 in consulting fees payable under the terms of the Agreement. Subsequent to December 31, 2013 Mr. Henricsson resigned his position with the Company.

On September 1, 2010, the Company entered into a management agreement (“Management Agreement”) with Tezi Advisory Inc. for consulting services to be provided by Gordon C. McDougall (“Consultant”) in the capacity of Vice President Finance of the Company which requires that the Company to (i) pay the Consultant $3,250 per month for three (3) years from date of signing and (ii) to issue the Consultant a total of 960,000 shares of its common stock payable on a quarterly basis over the term of the management agreement of 12 quarters (3 years). These shares were valued at $0.002 per share or $1,920 on the date of grant and amortized over the vesting period, or $160 per quarter. As of December 31, 2013 the Company had accrued at total of $126,750 in consulting fees payable under the terms of the Agreement. As of December 31, 2014, the amount owed to is $62,081.

In connection with the acquisition of Spiral Toys LLC, all management agreements were ended and the amount due to these parties was modified.  The Note due is payable in cash only after the raise of $2,000,000 of new capital.  Otherwise, it is convertible into common stock of the Company at a rate of $.25.

NOTE 10-– CONCENTRATIONS

During the year ended December 31, 2014 the Company derived 100% of its revenues from two companies. During the year ended December 31, 2013 the Company derived 43% of its revenue from one company. The 2013 income was part of the discontinued operations.

NOTE 11 – INCOME TAX PROVISION

Deferred Tax Assets

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2014 and 2013:

	2014	2013

Deferred tax assets:
NOL Carryover	$288,400	$283,400
Allowance for Doubtful Accounts	-	1,000
Related Party Accruals	-	17,500
Accrued Officer Payroll	-	124,400
Deferred tax liabilities
Depreciation	-	-

Valuation allowance	(288,400)	(426,300)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income
tax determined by applying the U.S. federal income tax rate
to pretax income from continuing operations for the years
ended December 31, 2014 and 2013 due to the following:
	2014	2013

Book Income	$(1,482,400)	$(122,600)
Goodwill Amortization	1,176,200	-
Allowance for Doubtful Accounts	-	(6,800)
Related Party Accruals	-	9,500
Accrued Officer Payroll	-	52,700
Meals and Entertainment	1,000	500
Stock Compensation Expense	3,900	400
Penalties	-	4,100

Valuation allowance	301,300	62,200
	$-	$-

At December 31, 2014, the Company had net operating loss carryforwards of approximately $710,000 that may be offset against future taxable income from the year 2015 through 2034.  No tax benefit has been reported in the December 31, 2014 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 12 – SUBSEQUENT EVENTS

Formation of Subsidiaries

During 2015, the Company initiated formation of two new subsidiaries.

Spiral Toys LTD. is a British Columbia entity formed on February 27, 2015.  The purpose of Spiral Toys LTD. is to engage in the development of the Company’s products and offerings.

In March 2015, the Company filed for incorporation in Hong Kong through the formation of Spiral Toys Hong Kong Ltd.  Spiral Hong Kong was formed to enable the Company to monitor and oversee the production of Cloud Pets.

Subsequent to December 31, 2014, the Company issued an additional 886,527 of common shares through a private placement of 416,333 shares of common stock for a purchase price of $0.30 per share, or a total of $124,900 cash, an issuance of 168,000 shares in exchange for $42,000 of convertible notes and 302,194 shares for services rendered.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness, specifically the lack of segregation of responsibilities due to the small number of members of management, inadequate documentation of internal controls and procedures, and the absence of oversight by an audit committee. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2014.

There have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting. The assessment was conducted using the criteria in Internal Control—Integrated Framework (1992) issued by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2014. Management determined that at December 31, 2014, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel to permit adequate segregation of accounting duties, had inadequate documentation of internal controls, procedures and corporate documentation,  a lack of timely reconciliations,  and was without an audit committee.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2014, based on the Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only management’s report in its annual report.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following individuals are the members of Spiral Toys' Board of Directors and/or its executive officers.

Name	Age	Position	Member of the Board Since
Mark Meyers	42	Chairman, Chief Executive Officer	2014

Gordon McDougall	57	Director	2010

David Christopher Adams	47	Director	2014

Robert K. Stewart	60	Chief Financial Officer	--

Mark Meyers

Mr. Meyers has been the CEO, President, Secretary and Director of Spiral Toys, Inc. since it acquired Spiral Toys LLC in July 2014.  He is the founder of Spiral Toys LLC, which began in 2011.  From 2005 until 2011, Mr. Meyers was employed as Vice President of Interactive Studios at The Walt Disney Company where he developed and launched several key interactive franchises for the company. From 2002 until 2005, Mark Meyers was employed as Studio General Manager at Sony Computer Entertainment. Prior to that, he was employed as Studio General Manager at Midway Games.  Mr. Meyers was appointed to the board of directors of Spiral Toys because, with over 18 years of experience in the creation of entertainment software and emerging technologies, he has a robust background in technology, management and product development.

Gordon C. McDougall

Gordon McDougall has been a member of our board of directors since 2010, and served in various offices at various times from 2010 to 2014. Since February 2006, Mr. McDougall has been employed as the CEO of Tezi Advisory, Inc, a private company wholly owned by him that partners with entrepreneurs to grow their businesses. Mr. McDougall served as CEO and a member of the board of Bitzio, Inc. (OTC Pink:  BTZO) from 2011 to 2012m and as a director of Bitzio until 2014. Mr. McDougall also served as a director and CEO of Exterra Energy, Inc., an oil and gas exploration company, from March 2006 until his resignation on September 19, 2007.  He also served as President of Wentworth Energy, Inc., an oil and gas exploration company from February 2005 until August 2006 and as a director from February 2005 until July 2007.  Mr. McDougall was appointed to the Spiral Toys board of directors because he  has extensive experience in fundraising, the start-up phase of companies and is knowledgeable in attracting management personnel to start-up companies.

Christopher Adams

Mr. Adams has been involved in the management of international software and media companies for the past 17 years. He was appointed to the Rocap board to contribute his experience in development of international online entertainment brands. Since early in 2013 Mr. Adams has been employed as CEO and Executive Director of RivusTV Ltd. d/b/a Spondo, where he has been responsible for the business development and capital formation that have contributed to growth of that business. From 2011 to 2012 Mr. Adams was engaged as founder of Beachball Media, which functioned as a social and digital media agency. From 2008 to 2009 Mr. Adams served as a consultant to Glam Media, where he contributed to the development and launch of Glam's video platform. During his tenure at Facebook, from 2006 to 2008, Mr. Adams was a Producer responsible for developing the user-generated content/reality show, "Facebook Diaries.,". From 2003 to 2006, Mr. Adams was employed by Participant Media, a film company, as Chief Visionary Officer and Senior V.P. for Business Development. In the six prior years, Mr. Adams held consulting or senior management positions in the software industry with Lycos, Amazon and Xpherix. Mr. Adams was awarded an MFA in professional writing in 1995 by the University of Southern California and a B.A. with majors in English Literature and Mass Communications in 1989 by the University of Denver.

Robert Stewart

Mr. Stewart has been the Chief Financial Officer at Spiral Toys, LLC since September 2014. He has over 30 years of corporate finance, accounting and tax experience along with IPO experience. Since 2010 Mr. Stewart has been engaged as Partner in Stewart & Rijal CPA's, a public accounting firm. During the period from 2011 to 2013 Mr. Stewart was also employed as Chief Financial Officer of Phoenix 3D, Inc, a technology provider. From 2007 to 2010, Mr. Stewart was employed as Chief Financial Officer of Newsight Corp., which developed digital displays and computer imaging tools. From 2004 to 2007, Mr. Stewart was employed as Senior Vice President for Business Development by CVT Prepaid Solutions, which was a service provider for the prepaid calling card industry. In 1980 Mr. Stewart was awarded a Masters in Business Administration by the NYU - Stern School of Business.

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

Code of Ethics

Our Board of Directors has not adopted a Code of Ethics due to the small number of members of management.

Compliance with Section 16(a) of the Exchange Act

The officers, directors and 10% shareholders of the Company are not subject to Section 16(a) of the Exchange Act, as it has not registered under Section 12(g) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by Spiral Toys and its subsidiaries to our Chief Executive Officers for services as such during 2014, 2013 and 2012.   There were no other executive officers whose total salary and bonus for 2014 exceeded $100,000.

Summary Compensation Table

	Year	Salary	Bonus	Stock Award (6)	Option Award	Other Compensation	Total
Mark Meyers(1)	2014	$120,000	-	-	-	-	$120,000

Gordon McDougall(2)	2014	$44,500	--	--	--	--	$ 44,500

Peter Henricsson(3)	2014	$ 3,250	--	--	--	--	4 3,250
	2013	--	--	--	--	--	--
	2012	--	--	--	--	--	--

___________________________

(1) (2)	Mark Meyers was appointed CEO on July 1, 2014. Gordon McDougall served as CEO from January 27, 2014 until July 1, 2014.
(3)	Peter Henricsson served as CEO from 2010 until January 27, 2014.

Outstanding Equity Awards at Fiscal Year-End

None.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

Compensation of Directors

The board of directors has agreed that, for his services, the Company will issue 150,000 shares of common stock to David Christopher Adams, which will vest quarterly over two years of service beginning in August 2014. To date, none of those shares have been issued.

Except as set forth in the preceding paragraph, no compensation was given to members of the board of directors for services during 2014.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information  with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) our Chief Executive Officer and (iv) all of our Executive Officers and Directors as a group.  Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Title of class	Name, Title, and Address of Beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)(2)
Common Stock	Peter Henricsson 1446 Bramwell Road West Vancouver, BC, Canada	7,460,000	18%
Common Stock	Gordon C. McDougall	7,460,000(3)	18%
Common Stock	Mark Meyers	13,598,001(4)	32%
Common Stock	David Christopher Adams	0	--
Common Stock	All Directors and Executive Officers (4 persons)	22,034,534	52%

(1)

Based upon 42,223,194 shares outstanding as of April 7, 2015.

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

(3)

Said shares are owned by Tezi Advisory, Inc., a private corporation wholly-owned by Gordon C. McDougall

(4)

Includes shares beneficially owned through family members..

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

As of December 31, 2014 and 2013 the Company was indebted to related parties in the amounts of $115,738 and $105,738, respectively.  These notes are unsecured, and accrue interest at rates ranging from zero to 12 percent per annum.

Director Independence

One of our directors, David Christopher Adams, is independent within the definition prescribed by the Rules ot the NYSE MKT.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2014, and 2013:

Fee category	2014	2013

Audit fees	$48,000	$38,900
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Total fees	$48,000	$38,900

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

3.1

Articles of Incorporation and Certificate of Correction - filed as an exhibit to our Registration Statement on Form S-1 filed on December 23, 2011 and incorporated herein by reference.

3.1(a)

Articles of Merger of Spiral Toys Inc. into Rocap Marketing, Inc. filed on January 22, 2015 - filed as an exhibit to the Current Report on Form 8-K filed on January 23, 2015 and incorporated herein by reference.

3.2

By-laws - filed as an exhibit to our Registration Statement on Form S-1 filed on December 23, 2011 and incorporated herein by reference.

21.1	List of Subsidiaries : Spiral Toys, LLC, a California limited liability company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350.*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C.ss.1350.*

101.INS

XBRL Instance

101.SCH

XBRL Schema

101.CAL

XBRL Calculation

101.DEF

XBRL Definition

101.LAB

XBRL Label

101.PRE

XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRAL TOYS, INC.

Dated: April 15, 2015	By: /s/ Mark Meyers
Mark Meyers

           Its: Chief Executive Officer

        By: /s/ Robert Stewart

           Robert Stewart

Its: Chief Financial Officer & Principal Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark Meyers____________

April 15, 2015

Mark Meyers

Director, Chief Executive Officer

/s/ Robert Stewart_____________

April 15, 2015

Robert Stewart

Chief Financial and Accounting Officer

/s/ Gordon McDougall________

April 15, 2015

Gordon McDougall, Director

/s/ David Christopher Adams__________

April 15, 2015

David Christopher Adams, Director