Form 10-Q
period 2015-03-31
Spiral Toys Inc.
filed 2015-05-20
CIK 1520108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2015

Commission File Number:    333-178738

SPIRAL TOYS INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3388068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29130 Medea Lane #1207, Agoura Hills, CA 91301

(Address of principal executive offices)(Zip Code)

(844) 681-7627

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [X]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ] No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 7, 2015, the Registrant had 42,792,806 shares of Common Stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Balance Sheets as of March 31, 2015 (unaudited)

and December 31, 2013

3

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and March 31, 2014

4

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and March 31, 2014

5

Notes to the Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

11

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.

Controls and Procedures

13

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

13

Item 1A.

Risk Factors

13

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.

Defaults Upon Senior Securities

14

Item 4.

Mine Safety Disclosures

14

Item 5.

Other Information

14

Item 6.

Exhibits

15

Signatures

16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SPIRAL TOYS, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 83,020	$ 245,091
Total Current Assets	83,020	245,091

OTHER ASSETS
Goodwill (Note 6)	-	-

Total Other Assets	-	-
TOTAL ASSETS	$ 83,020	$ 245,091

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 212,961	$ 115,049
Convertible short term notes	42,000	42,000
Current maturities of notes payable - related parties	115,738	115,738
Interest payable	24,090	21,079

Total Current Liabilities	394,789	293,866
TOTAL LIABILITIES	394,789	293,866

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.001, 1,000,000 shares authorized;
zero shares issued and outstanding	-	-
Common stock: par value $0.001, 74,000,000 shares authorized;
42,323,194 and 41,336,667 shares issued and outstanding, respectively	42,322	41,337
Common stock to be issued	100,000	-
Additional paid-in capital	4,448,297	4,208,516
Accumulated deficit	(4,902,388)	(4,298,628)

TOTAL STOCKHOLDERS' DEFICIT	(311,769)	(48,775)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 83,020	$ 245,091

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
SALES
Product sales		-
Consulting- product development	10,000	-
Total Sales	10,000	-

OPERATING EXPENSES
Media costs		-
Product development costs	174,165	-
Legal and professional expenses	196,078	30,117
Salaries and wages and consulting	148,963	13,000
General and administrative	69,545	2,594
Total Operating Expenses	588,751	45,711

LOSS FROM OPERATIONS BEFORE OTHER EXPENSE	(578,751)	(45,711)

OTHER EXPENSE
Interest expense	(25,009)	(2,730)
Total Other Expense	(25,009)	(2,730)

LOSS BEFORE INCOME TAX PROVISION AND NON-
CONTROLLING INTEREST	(603,760)	(48,441)
Income tax provision	-	-

NET LOSS FROM CONTINUING
OPERATIONS BEFORE DISCONTINUED OPERATIONS	(603,760)	(48,441)

Net loss attributable to Discontinued operations	-	(497)

INCOME (LOSS) BEFORE NON-CONTROLLING INTEREST	(603,760)	(48,938)

Loss attributable to non-controlling interest	-	99

NET (LOSS) ATTRIBUTABLE
TO COMMON STOCKHOLDERS	(603,760)	(48,839)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED
Continuing operations	(0.01)	(0.00)
Discontinued operations	0.00	(0.00)
Total	(0.01)	(0.00)

Weighted average common shares outstanding

BASIC AND DILUTED	41,834,653	20,630,667

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

OPERATING ACTIVITIES:
Net (loss)	$ (603,760)	$ (48,839)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued for services	73,766	-
Notes/equity for services	42,000	-
Changes in operating assets and liabilities:
Accounts payable	97,912	22,326
Accrued salaries		13,000
Accrued interest	3,011	2,730
Cash Used in Operating Activities - Continuing Operations	(387,071)	(10,783)
Cash Used in Operating Activities - Discontinued Operations	-	22,423
Net Cash Used in Operating Activities	(387,071)	11,640

INVESTING ACTIVITIES:
Cash Provided from Investing Activities	-	-

FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	-	10,000
Proceeds from common stock to be issued	100,000	-
Proceeds from sale of common stock for cash	125,000	-
Cash Provided by Financing Activities - Continuing Operations	225,000	10,000
Cash Provided by Financing Activities - Discontinued Operations	-	(21,268)
Net Cash Provided by Financing Activities	225,000	(11,268)

NET CHANGE IN CASH	(162,071)	372

CASH AT BEGINNING OF YEAR	245,091	16,746

CASH AT END OF PERIOD	$ 83,020	$ 17,118

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$ -	$ -
Income tax paid	$ -	$ -

Non-Cash Investing and Financing Activities:
Common stock issued for notes payable	$ 42,000	$ -

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS INC.

Notes to the Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Spiral Toys, Inc (formerly known as Rocap Marketing Inc.)

Spiral Toys, Inc. (Rocap Marketing Inc, (“Spiral Toys” or the “Company”) was incorporated under the laws of the State of Nevada on September 2, 2010 under the name of Rocap Marketing Inc.  In January 2015, the Company changed its name to Spiral Toys, Inc.

Spiral Toys LLC

Spiral Toys LLC, (“Spiral”) was formed as a limited liability company under the laws of the State of California on July 12, 2011.  Spiral develops entertainment products in both physical toys as well as digital media.

During 2014, Spiral revenue was generated in two different manners.  The first is consulting revenue and is recognized upon the fulfillment of contractual milestones with pre-set remuneration.   The Company was engaged by a major studio in the development of entertainment properties.  During the three months ended March 31, 2015, this income amounted to $10,000, or 100% of reported revenues.  Commencing in the second quarter of 2015, the Company will recognize revenue from its physical toy line in two ways:  the first is a result of manufacturing.  Spiral is producing the electronics that are a part of the Cloud Pet line.  This unit is then assembled by a third party that is contracted by our Distributor.  The second amount of revenue is earned when the goods are shipped to the retailer.  At that time the Company will receive a license fee.

Divestiture of Lexi-Luu Designs, Inc.

On September 15, 2010, the Company acquired Lexi-Luu Designs, Inc. (Lexi-Luu) in exchange for 2.5 million shares of the Company's common stock.  Lexi-Luu manufactures and markets exclusive dancewear for youth.

On July 1, 2014 Mr. Hubert J. Blanchette, CEO of Lexi-Luu, exercised his right to exchange his 2.5 million common shares of Spiral Toys in exchange for the return of the Company's interest in Lexi-Luu.  This transaction effectively ended the parent-subsidiary relationship of Rocap and Lexi-Luu.  As such, all references to Lexi-Luu activity in the financial statements are referred to as discontinued operations. See Footnote 4 “Discontinued Operations” for further discussion of the discontinued operations of Lexi-Luu.

Formation of Subsidiaries

During 2015, the Company initiated formation of two new subsidiaries.  Neither subsidiary had any assets or liabilities as of March 31, 2015 nor any income or expenses for the three months ended March 31, 2015.

Spiral Toys LTD. is a British Columbia entity formed on February 27, 2015.  The purpose of Spiral Toys LTD. is to engage in the development of the Company’s products and offerings.

In March 2015, the Company organized Spiral Toys Hong Kong Ltd. in Hong Kong. Spiral Hong Kong was formed to enable the Company to monitor and oversee the production of Cloud Pets.

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).   Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the Year Ended December 31, 2014 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a working capital deficit, a net loss, and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - CONVERTIBLE SHORT TERM NOTES

In July 2014, Spiral engaged a firm to provide marketing services.  As part of the agreement, the vendor receives $7,000 per month in convertible notes which can be exchanged for common stock at $0.25 per share.  Should the vendor chose to receive the common stock, it receives an equal number of shares in a “bonus” payment.  For the three months ending March 31, 2015 there were $21,000 in notes due the vendor.

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

At March 31, 2015 and December 31, 2014 the Company had the following uncollateralized notes payable to related parties:

	March 31, 2015	December 31, 2014

Note dated October 25, 2010, with interest at 12% per annum, due on demand	15,000	15,000
Note dated January 27, 2012, non-interest bearing, due on January 26, 2013	5,000	5,000
Note dated February 27, 2012, non-interest bearing, due on February 26, 2013	5,000	5,000
Note dated March 31, 2012, non-interest bearing, due on March 30, 2013	250	250
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	2,472	2,472
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	2,471	2,471
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	2,943	2,943
Note dated January 23, 2013, with interest at 10% per annum, due on demand	2,970	2,970
Note dated March 5, 2013, with interest at 10% per annum, due on demand	7,500	7,500
Note dated March 20, 2013, with interest at 10% per annum, due on demand	8,700	8,700
Note dated June 3, 2013, with interest at 10% per annum, due on demand	10,000	10,000
Note dated June 12, 2013, with interest at 10% per annum, due on demand	10,000	10,000
Note dated October 9, 2013, with interest at 10% per annum, due on demand	8,432	8,432
Note dated December 12, 2013, with interest at 10% per annum, due on demand	15,000	15,000
Note dated March 25, 2014, with interest at 10% per annum, due on demand	10,000	10,000
Total related-party notes payable - current	$115,738	$115,738

In connection with the acquisition of Spiral, the holders of the Notes Payable-related parties agreed the notes would not be payable until the Company has raised at least $2 million in financing, and the Company agreed that the holders could, at any time, convert the principal and interest on the notes into common stock at $0.25 per share..

The Company has recognized interest expense of $25,009 and $2,730 for the three months ending March 31, 2015 and 2014, respectively. Of the amounts reported in 2015, $3,009 relates to the notes payable- related parties while $21,000 was incurred as interest on convertible short term notes during the Year.

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

The following table shows the results of operations of Lexi-Luu during certain periods when it was owned by the Company:

For the Three Months Ended
March 31,
2014
Sales	129,521
Cost of Goods Sold	68,979
Gross Profit	60,542
Operating Expenses	55,279
Results from Operations	5,263
Other Income (Expenses)	(5,760)
Net Income/(Loss)	($497)

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

The acquisition of 100% of Spiral has been recorded on the purchase method of accounting in accordance with section 805-10-05 of the FASB Accounting Standards Codification.  The Company allocated the purchase price of Spiral to the tangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill of $2,840,203 has been recorded upon the acquisition of Spiral.    During the fourth quarter of 2014, management determined that a complete write-off of the goodwill was justified and recorded an impairment charge of the full amount.

 NOTE 7 – SUBSEQUENT EVENTS

Capital Raise

Subsequent to the quarter ended March 31, 2015, the Company received an aggregate amount of $789,459 from accredited investors in connection with subscriptions to purchase 2,631,530 shares of common stock at a purchase price of $0.30 per share in connection with a private placement of up to a maximum of $2,000,000 (the “Private Placement”).  As of the date hereof, 100,000 shares have been issued and the remaining 2,531,530  shares remain unissued subject to the satisfaction of certain closing conditions.  Also, subsequent to the period covered by this report, the Company issued 166,670 shares in exchange for approximately $50,000 received in connection with the Private Placement during the quarter ended March 31, 2015.

Services Rendered

The Company also issued 202,942 shares in April 2015 for services rendered.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from those indicated in these statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

(Unless otherwise stated or the context otherwise requires, the terms “Spiral” “we,” “us,” “our” and the “Company” refers collectively to Spiral Toys Inc. and its wholly-owned subsidiaries.)

Overview

 The nature of our operations changed completely on July 1, 2014.  On that date, we acquired 100% ownership of Spiral Toys, LLC, which designs and distributes physical toys as well as online entertainment applications. As such, our business is now focused in the development, manufacture, licensing and distribution of entertainment properties, both physically and via digital media. The acquisition of Spiral gives the Company a stable of products, both ready for market/selling as well as in development to continue generating revenue for several years.  The Company provides a vehicle that allows for financing and development of these products.  The combined synergies allow for an enhanced environment of growth.

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

Recent Developments

Formation of Subsidiaries

In February 2015, the Company formed Spiral Toys LTD., a British Columbia entity and wholly-owned subsidiary of the Company.  The purpose of Spiral Toys LTD. is to engage in the development of the Company’s products and offerings.  In March 2015, the Company formed Spiral Toys Hong Kong Ltd., a Hong Kong entity and wholly-owned subsidiary of the Company. Spiral Hong Kong LTD. was formed to enable the Company to monitor and oversee the production of CloudPets.

Neither subsidiary had any assets or liabilities as of March 31, 2015 nor any income or expenses for the three months ended March 31, 2015.

Results of Operations

During the three months ended March 31, 2015, the Company modified its arrangement with the distributor of its CloudPets™ line of toys. More specifically, the Company changed its primary focus to launch and distribute such products in North America.  As such, the Company generated $10,000 in revenue during the quarter ended March 31, 2015 from consulting services related to product development.  Spiral revenue is currently generated in two manners.  The first is consulting and other revenue that is recognized upon the fulfillment of contractual milestones with pre-set remuneration. The second revenue source is the sale of physical toys.  The toys are sold through a third party distributor and Spiral receives a percentage of the net profit per unit.  As the Company takes no part of the actual sales and manufacturing process, no direct cost of goods sold is recognized. In April 2015, the Company launched its CloudPets line of toys in North America through its distributor and received a purchase order of an initial run of 500,000 units to be delivered during the second quarter of 2015.

 During the three months ended March 31, 2015, the Company had total operating expenses of $588,751.  These amounts reflect the ramp-up in development and pending production of the CloudPets line of goods.  Product development costs were $174,165, primarily for the mobile application related to the CloudPets line.  Salaries, wages and consulting of $148,963 also reflect increased expenses for the services of consultants related to product development.  Travel costs make up the majority of the General and Administrative costs of $69,545.

During the three months ended March 31, 2015, we incurred $25,009 in interest expense. Our interest expense includes interest incurred due to a service contract that we entered in July 2014 with a firm that provides marketing services. As part of the agreement, the vendor receives $7,000 per month in convertible notes which can be exchanged for common stock at $0.25 per share.  Should the vendor choose to receive the common stock, it receives an equal amount of shares in a “bonus” payment.  As of March 31, 2015, there was $21,000 in notes payable to the vendor.  In April 2015, the vendor exercised the option, and 168,000 shares were issued, representing $21,000 in services rendered and $21,000 recorded as interest expense.

Our financial results for the three months ended March 31, 2014 represent the operations of Spiral Toys LLC during that period. In that quarter, we were engaged in developing our business.  Accordingly, Spiral Toys LLC realized no revenue and incurred $47,684 in expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had a working capital deficit of $311,769, as our only current asset was $83,020 in cash.  However, we do expect our operations to change significantly as a result of the launch of our Cloud Pets line.

In order to fund our operations and meet our debt requirements, we require financing in the short term. During the quarter ended March 31, 2015, the Company raised approximately $225,000 in a private placement offering of the Company’s common stock.  Subsequent to March 31, 2015, the Company has received subscriptions for an additional $729,500 in such private placement, the c losing of which is subject to the satisfaction of certain closing conditions. We expect that cash infusion will enable us to fund our operations and satisfy our debt requirements through the third quarter of 2015.  The Company will need to raise additional financing to continue its operations.  The Company may seek financing through equity sales of its common stock or debt securities.  There is no assurance that the Company will obtain such financing to continue its operations.

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The evaluation revealed material weaknesses in the Company's disclosure controls and procedures, specifically the lack of segregation of responsibilities due to the small number of members of management, inadequate documentation of internal controls and procedures, and the absence of oversight by an audit committee. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2015.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 15, 2015, in connection with a leave of absence from the Company, Robert Stewart stepped down from his position as the Company’s Chief Financial Officer.  As a result, the responsibilities of principal financial officer have transitioned to Mark Meyers, our Chief Executive Officer, until a replacement has been identified. The Company will evaluate the effect of this re-assignment on its internal controls over financial reporting during the next fiscal quarter.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2015, the Company received approximately $175,000 from 4 accredited investors in connection with subscriptions for an aggregate of 583,003 shares of its common stock, at a per share price of $0.30, in a private placement offering of up to a maximum of 6,667,000 shares of common stock, or maximum gross proceeds equal to $2,000,000 (the “Private Placement”). Of the 583,003 shares, the Company issued (i) 416,333 shares during the quarter ended March 31, 2015 and (ii) 166,670 shares subsequent to the quarter ended March 31, 2015.

The Company relied on Section 4(a)(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the offer and sale of the shares in the Private Placement in as much as the offer and sale was made to accredited investors that had access to substantially the information required to be delivered in a registered offering and we did not undertake any form of general solicitation or general advertising.

During the quarter ended March 31, 2015, the Company issued an aggregate of 570,136 shares of common stock to 5 consultants for services valued at $118,875.

The Company relied on Section 4(a)(2 of the Securities Act of 1933, as amended, for the issuances of the shares to the consultants in as much as the issuances were made to accredited investors and/or sophisticated investors and we did not undertake any form of general solicitation or general advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Departure of Chief Financial Officer

On May 15, 2015, in connection with a leave of absence from the Company, Robert Stewart stepped down from his position as the Company’s Chief Financial Officer. The Company’s Chief Executive Officer, Mark Meyers, will serve as the Company’s principal financial officer and principal accounting officer until a replacement for Mr. Stewart has been identified.

Unregistered Sales of Equity Securities

Subsequent to the quarter ended March 31, 2015, the Company has received an aggregate amount of $789,459 from accredited investors in connection with subscriptions to purchase up to 2,631,530 shares of common stock in the Private Placement.  As of the date hereof, such shares remain unissued subject to the satisfaction of certain closing conditions. Additionally, as set forth under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds,” subsequent to the period covered by this report, the Company issued 166,670 shares in exchange for approximately $50,000 received in connection with the Private Placement during the quarter ended March 31, 2015.

The Company relied on Section 4(a)(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the offer and sale of the shares in the Private Placement in as much as the offer and sale was made to accredited investors that had access to substantially the information required to be delivered in a registered offering and we did not undertake any form of general solicitation or general advertising.

In April 2015, the Company issued 202,942 shares of common stock to 5 consultants in exchange for services rendered valued at $55,000.

The shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.  The Company relied on the representations made in the various subscription agreements, stock purchase agreements or other agreements signed by the stockholders.  No commissions were paid and no underwriter or placement agent was involved in these transactions.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation and Certificate of Correction (1)
3.1(a)	Articles of Merger of Spiral Toys Inc. into Rocap Marketing, Inc. filed on January 22, 2015(3)
3.2	Bylaws (2)
10.1*	Form of Subscription Agreement for Private Placement.
31.1*	Principal Executive Officer and Principal Financial Officer certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INC*	XBRL Instance
101.SCH*	XBRL Schema
101.CAL*	XBRL Calculation
101.DEF*	XBRL Definition
101.LAB*	XBRL Label
101.PRE*	XBRL Presentation

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

(1)

Incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011.

(2)

Incorporated by reference to our Registration Statement on Form S-1/A-1 filed on February 28, 2012.

(3)

Incorporated by reference to our Current Report on Form 8-K filed on January 23, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            Spiral Toys Inc.

Dated: May 20, 2015	/s/ Mark Meyers
By: Mark Meyers
Its: Chief Executive Officer, Chief Financial Officer and Accounting Officer

16