Form 10-Q
period 2015-06-30
Spiral Toys Inc.
filed 2015-08-13
CIK 1520108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2015

Commission File Number:    333-178738

SPIRAL TOYS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-3388068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2945 Townsgate Road Suite 200, Westlake Village, CA 91361

(Address of principal executive offices, Zip Code)

(844) 681-7627

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]   No [ X ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 6, 2015, the Registrant had 46,666,279 shares of its common stock, 0.001 par value outstanding.

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Balance Sheets as of June 30, 2015 (unaudited)

and December 31, 2014

3

Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and June 30, 2014

4

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and June 30, 2014

5

Notes to the Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.

Controls and Procedures

17

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

18

Item 1A.

Risk Factors

18

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.

Defaults upon Senior Securities

19

Item 4.

Mine Safety Disclosures

      19

Item 5.

Other Information

19

Item 6.

Exhibits

20

Signatures

21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPIRAL TOYS, INC.

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 221,788	$ 245,091
Accounts receivable	1,470,844	-
Prepaid expenses	4,437	-
Total Current Assets	1,697,069	245,091
OTHER ASSETS
Goodwill (Note 7)	-	-
Total Other Assets	-	-
TOTAL ASSETS	$ 1,697,069	$ 245,091

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,075,817	$ 115,049
Convertible short term notes	21,000	42,000
Current maturities of notes payable - related parties	115,738	115,738
Deferred revenue	274,569	-
Interest payable	27,101	21,079
Total Current Liabilities	1,514,225	293,866
TOTAL LIABILITIES	1,514,225	293,866

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.001, 1,000,000 shares authorized;
zero shares issued and outstanding	-	-
Common stock: par value $0.001, 74,000,000 shares authorized;
46,666,221 and 41,336,667 shares issued and outstanding, respectively	46,665	41,337
Additional paid-in capital	5,869,147	4,208,516
Accumulated deficit	(5,732,968)	(4,298,628)
TOTAL STOCKHOLDERS' (DEFICIT)	182,844	(48,775)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 1,697,069	$ 245,091

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
SALES
Product sales, net	$ 1,500,366	$ -	$1,500,366	$ -
License fee	12,806		12,806	-
Consulting- product development	-	-	10,000	-
Total Sales	1,513,172	-	1,523,172	-
COST OF GOODS SOLD	1,332,974	-	1,332,974	-
GROSS MARGIN	180,198	-	190,198	-

OPERATING EXPENSES
Product development costs	281,993	-	456,158	-
Legal and professional expenses	388,820	29,888	566,492	61,386
Salaries and wages and consulting	195,547	19,500	360,010	32,500
General and administrative	75,047	621	147,498	3,215
Total Operating Expenses	941,407	50,009	1,530,158	97,101
LOSS FROM OPERATIONS	(761,209)	(50,009)	(1,339,960)	(97,101)
OTHER EXPENSE
Interest expense	(24,011)	(2,760)	(49,020)	(5,490)
Loss on conversion	(45,360)	-	(45,360)	-
Total Other Expense	(69,371)	(2,760)	(94,380)	(5,490)
LOSS BEFORE INCOME TAX
PROVISION AND NON-
CONTROLLING INTEREST	(830,580)	(52,769)	(1,434,340)	(102,591)
Income tax provision	-	-	-	-
NET LOSS FROM CONTINUING
OPERATIONS	(830,580)	(52,769)	(1,434,340)	(102,591)
Net loss attributable to
Discontinued operations	-	(23,752)	-	(23,752)
NET INCOME (LOSS) BEFORE CONTROLLING
INTEREST	(830,580)	(76,521)	(1,434,340)	(126,343)
Net loss attributable to
non-controlling interest	-	4,651	-	4,750
NET INCOME (LOSS) ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$ (830,580)	$ (71,870)	$ (1,434,340)	$ (121,593)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED
Continuing operations	$ (0.02)	(0.00)	(0.03)	(0.00)
Discontinued operations	$ (0.00)	(0.00)	(0.00)	(0.00)
Total	$ (0.02)	(0.00)	(0.03)	(0.01)
Weighted average common shares outstanding
BASIC AND DILUTED	44,851,591	20,684,129	43,346,083	20,657,545

See accompanying noted to the consolidated financial statements.

SPIRAL TOYS, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net (loss)	$(1,434,340)	$ (121,593)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Contributed capital (salary)	-	9,750
Beneficial conversion	21,000	-
Loss on debt extinguishment	45,360	-
Shares-based compensation related to common stock	334,839	-
Notes payable issued for services	63,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,470,844)	-
Prepaid expenses	(4,437)	-
Accounts payable	960,768	32,826
Accrued salaries		22,750
Accrued interest	6,022	5,491
Deferred revenue	274,569	-
Cash Used in Operating Activities - Continuing Operations	(1,204,063)	(50,776)
Cash Used in Operating Activities - Discontinued Operations	-	(4,900)
Net Cash Used in Operating Activities	(1,204,063)	(55,676)

INVESTING ACTIVITIES:
Cash Provided from Investing Activities	-	-

FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	-	10,000
Proceeds from notes payable	-	5,000
Proceeds from sale of common stock for cash	1,180,760	67,500
Cash Provided by Financing Activities - Continuing Operations	1,180,760	82,500
Cash Provided by Financing Activities - Discontinued Operations	-	24,659
Net Cash Provided by Financing Activities	1,180,760	107,159
NET CHANGE IN CASH	(23,303)	51,483
CASH AT BEGINNING OF YEAR	245,091	16,746
CASH AT END OF PERIOD	$ 221,788	$ 68,229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$ -	$ -
Income tax paid	$ -	$ -
Non-Cash Investing and Financing Activities:
Common stock issued for notes payable	$ 84,000	$ -

See accompanying notes to the consolidated financial statements.

NOTE 1 — MANAGEMENT’S REPRESENTATION

The accompanying consolidated financial statements of Spiral Toys, Inc (the “Company," “Spiral," “We," or “Our”), have been prepared in accordance with accounting principles generally accepted in the United States, or “GAAP”. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2014 and include all normal recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2015, and its results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. The consolidated balance sheet as of December 31, 2014 has been derived from the December 31, 2014 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The report of the Company’s independent registered public accounting firm on the consolidated financial statements included in Form 10-K contains a qualification regarding the substantial doubt about the Company’s ability to continue as a going concern.

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Spiral Toys, Inc (formerly known as Rocap Marketing Inc.)

Spiral was incorporated under the laws of the State of Nevada on September 2, 2010 under the name of Rocap Marketing Inc.  In January 2015, the Company changed its name to Spiral Toys, Inc.

Spiral Toys LLC

Spiral Toys LLC, (“Spiral LLC”) was formed as a limited liability company under the laws of the State of California on July 12, 2011.  Spiral LLC develops entertainment products in both physical toys as well as digital media.

During 2014, revenue was generated from consulting and was recognized upon the fulfillment of contractual milestones with pre-set remuneration.   The Company was engaged by a major studio in the development of entertainment properties.  During the six months ended June 30, 2015, this income amounted to $10,000.

Commencing in the second quarter of 2015, the Company recognized revenue from its physical toy line in two ways: the first is a result of manufacturing.  Spiral is producing the electronics that are a part of the CloudPets line. For the six months ended June 30, 2015, product sales was $1,500,366.   This unit is then assembled by a third party that is contracted by our distributor. This revenue is recognized upon shipment of the completed electronic part to the third party. The second amount of revenue is earned when the goods are shipped to the retailer.  For the six months ended June 30, 2015, license fee was $12,806.

Divestiture of Lexi-Luu Designs, Inc.

On September 15, 2010, the Company acquired Lexi-Luu Designs, Inc. ("Lexi-Luu") in exchange for 2.5 million shares of the Company's common stock.  Lexi-Luu manufactures and markets exclusive dancewear for youth.

On July 1, 2014 Mr. Hubert J. Blanchette, CEO of Lexi-Luu, exercised his right to exchange his 2.5 million common shares of Spiral Toys in exchange for the return of the Company's interest in Lexi-Luu.  This transaction effectively ended the parent-subsidiary relationship of Rocap and Lexi-Luu.  As such, all references to Lexi-Luu activity in the financial statements are referred to as discontinued operations. See Notes to the Consolidated Financial Statements No 6-“Discontinued Operations” for further discussion of the discontinued operations of Lexi-Luu.

Formation of Subsidiaries

During 2015, the Company initiated formation of two new subsidiaries.  Neither subsidiary had any assets or liabilities as of June 30, 2015 nor any income or expenses for the six months ended June 30, 2015.

Spiral Toys LTD. is a British Columbia entity formed on February 27, 2015.  The purpose of Spiral Toys LTD. is to engage in the development of the Company’s products and offerings.

In March 2015, the Company organized Spiral Toys Hong Kong Ltd. in Hong Kong. Spiral Toys Hong Kong Ltd was formed to enable the Company to monitor and oversee the production of Cloud Pets.

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

Principles of Consolidation

As of July 1, 2014 the Company divested Lexi-Luu Designs, Inc ("Lexi"), but the operations of Lexi have been moved to Discontinued Operations  in the accompanying unaudited consolidated statements of operations and for the three and six months ended June 30, 2014 and for the unaudited consolidated statements of cash flows for the six months ended June 30, 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are valuation and useful lives of intangible assets, and valuation of common stock and deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

Commencing in the second quarter of 2015, the Company recognized revenue from its physical toy line in two ways: the first is a result of manufacturing.  Spiral is producing the electronics that are a part of the CloudPets line. For the six months ended June 30, 2015, product sales was $1,500,366.   This unit is then assembled by a third party that is contracted by our distributor. This revenue is recognized upon shipment of the completed electronic part to the third party. The second amount of revenue is earned when the goods are shipped to the retailer.  For the six months ended June 30, 2015, license fee was $12,806.

Revenues from the licensing of product sales and product sales are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured, as noted in the appropriate accounting guidance.

Revenue from consulting was recognized upon the fulfillment of contractual milestones with pre-set remuneration.

Accounts Receivable - Allowance for Doubtful Accounts

The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed partially or entirely uncollectible. Management believes the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including other selling and administrative expenses, net income, and accounts receivable. In addition, the allowance requires a high degree of judgment since it involves estimation of the impact of both current and future economic factors in relation to its customers’ ability to pay amounts owed.

Gross Margin

Gross margin is equal to product sales, net of allowances less cost of goods sold. Cost of goods sold is associated with sales of our CloudPets products and includes direct costs associated with the purchase of components, sub-assemblies, and finished goods, costs associated with the packaging, preparation, and shipment of product.

Sales Return Allowances.

The Company sells products to distributors who resell the products to end customers. Sales returns allowances are estimated based on historical return data, and recorded at the time of sale. If the quality or efficacy of our products deteriorates or market conditions otherwise change, actual returns could be significantly higher than estimated, resulting in potentially material differences in cash flows from operating activities.  In the absence of substantial historical sales/return data, for the quarter ended June 30, 2015, the Company set up a reserve for returned components.  The estimate used is 1% of Sales and is recorded as a reduction in revenue. In future quarters, the adequacy of this reserve will be ascertained and increased/decreased accordingly based on historical data.

Research and Development

Internal research and development costs are expensed as incurred. Non-refundable third party research and development costs are expensed when the contracted work has been performed.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The Company believes the carrying amount of its notes payable approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments

Beneficial Conversion Features of Notes

In accordance with FASB ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

Risks and Uncertainties

There are significant risks and uncertainties which could negatively affect our operations. These are principally related to (i) the absence of substantive distribution network for our CloudPets, (ii). Our limited sales to date for the CloudPets line.

Customers

As of June 30, 2015, amounts due from one customer, Animal Magic Asia, Limited represents 100% of accounts receivable.

Share-Based Compensation

All issuances of the Company’s common stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the measurement date.

The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC 505-50-30, Equity-Based Payments to Non-Employees, (“ASC 505-50-30”). Under ASC 505-30-30, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Under the relevant accounting guidance, assets acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments are not presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its consolidated balance sheet.

Basic and Diluted Income (Loss) Per Share

Basic net loss per common share from continuing operations is computed based on the weighted-average number of shares outstanding for the period. Diluted net loss per share from continuing operations is computed by dividing net loss by the weighted-average shares outstanding assuming all dilutive potential common shares were issued. In periods of losses from continuing operations, basic and diluted loss per share before discontinued operations are the same as the effect of shares issuable upon the conversion of debt and issuable upon the exercise of stock options and warrants is anti-dilutive. Basic and diluted income per share from discontinued operations are also the same, as FASB ASC 260-10 requires the use of the denominator used in the calculation of loss per share from continuing operations in all other calculations of earnings per share presented, despite the dilutive effect of potential common shares.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for interim and annual reporting periods beginning after December 15, 2016. In July 2015, the FASB announced its approval to defer the effective date to annual reporting periods beginning after December 15, 2017, and early application would be permitted after December 15, 2016. However, the FASB has not yet issued an ASU to finalize the new effective date. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its operating results and financial position.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had  a net loss, and net cash used in operating activities for the six months ended June 30, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - CONVERTIBLE SHORT TERM NOTES

In July 2014, Spiral engaged a firm to provide marketing services.  As part of the agreement, the vendor receives $7,000 per month payable in convertible promissory notes which are convertible for common stock at a conversion price of $0.25 per share.  If the vendor exercises the conversion option to receive the common stock, it receives an equal number of shares in a “bonus” payment.  As of June 30, 2015 there was an aggregate principal amount of $21,000 underlying notes due to the vendor.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

At June 30, 2015 and December 31, 2014 the Company had the following uncollateralized notes payable to related parties:

	June 30, 2015	December 31, 2014

Note dated October 25, 2010, with interest at 12% per annum, due on demand	$15,000	$15,000
Note dated January 27, 2012, non-interest bearing, due on January 26, 2013	5,000	5,000
Note dated February 27, 2012, non-interest bearing, due on February 26, 2013	5,000	5,000
Note dated March 31, 2012, non-interest bearing, due on March 30, 2013	250	250
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	2,472	2,472
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	2,471	2,471
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	5,000	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	2,943	2,943
Note dated January 23, 2013, with interest at 10% per annum, due on demand	2,970	2,970
Note dated March 5, 2013, with interest at 10% per annum, due on demand	7,500	7,500
Note dated March 20, 2013, with interest at 10% per annum, due on demand	8,700	8,700
Note dated June 3, 2013, with interest at 10% per annum, due on demand	10,000	10,000
Note dated June 12, 2013, with interest at 10% per annum, due on demand	10,000	10,000
Note dated October 9, 2013, with interest at 10% per annum, due on demand	8,432	8,432
Note dated December 12, 2013, with interest at 10% per annum, due on demand	15,000	15,000
Note dated March 25, 2014, with interest at 10% per annum, due on demand	10,000	10,000
Total related-party notes payable - current	$115,738	$115,738

In connection with the acquisition of Spiral, the holders of the Notes Payable-related parties agreed the notes would not be payable until the Company has raised at least $2 million in financing, and the Company agreed that the holders could, at any time, convert the principal and interest on the notes into common stock at a conversion price of $0.25 per share.

The Company has recognized interest expense of $49,020 and $5,490 for the six months ended June 30, 2015 and 2014, respectively. The interest expense of $49,020 incurred for the six months ended June 30, 2015 was comprised of $7,020 related to the notes payable- related parties and $42,000 incurred as interest expense associated with the convertible short term notes.

NOTE 6 – DISCONTINUED OPERATIONS

On July 1, 2014 the Company transferred to Mr. Hubert J. Blanchette, CEO of Lexi-Luu Designs, Inc., (“Lexi-Luu”), 2,500,000 shares of common stock of Lexi-Luu, representing 80% of the issued and outstanding shares in Lexi-Luu.  In exchange for the interest in Lexi-Luu, Mr. Blanchette surrendered to the Company 2,500,000 shares of the Company’s common stock.

The Company originally purchased the 2,500,000 shares of Lexi-Luu in 2010 pursuant to a Stock Purchase and Share Exchange Agreement dated as of September 30, 2010 (“the Agreement”). The transfers on July 1, 2014 occurred upon Mr. Blanchette's exercise of an option given him in Section 3.3 of the Agreement, which provided Mr. Blanchette the right to exchange his shares in the Company for the shares of Lexi-Luu if the Company entered into an acquisition transaction that resulted in the dilution of Mr. Blanchette's interest in the Company. The Company completed such an acquisition with its acquisition of Spiral LLC. on July 1, 2014.

Upon disposition of Lexi-Luu on July 1, 2014, the net assets and liabilities were removed from the balances of the Company resulting in $369,419 being posted to additional paid in capital of the Company.  As these transactions were with a related party, the gain on the disposition was recorded as an addition to Additional Paid in Capital.

The following table shows the results of operations of Lexi-Luu during certain periods when it was owned by the Company:

June 30,
2014
Sales	$210,767
Cost of Goods Sold	110,368
Gross Profit	100,399
Operating Expenses	115,969
Results from Operations	(15,570)
Other Income (Expenses)	(8,182)
Net Income/(Loss)	$(23,752)

NOTE 7 – ACQUISITION OF SPIRAL TOYS LLC

Spiral LLC Share Exchange Agreement

On May 27, 2014 the Company entered into a Share Exchange Agreement (the "Sprial Agreement”) with Spiral Toys LLC, a California limited liability company (“Spiral LLC”) and Mark Meyers, the sole member of Spiral LLC.  The Spiral Agreement was amended on June 30, 2014. On July 1, 2014, the acquisition and other transactions contemplated by the Agreement were completed.

Pursuant to the Spiral Agreement, on July 1, 2014 the Company purchased from Mark Meyers all of the outstanding membership interests in Spiral LLC.  In exchange for ownership of Spiral LLC, the Company issued 18,130,887 shares of its common stock to Mark Meyers and his assignees, representing 50% of the outstanding shares.  The shares were valued at $0.20 per share which was based on the current market price at the time of the transaction.   The Company also agreed to institute a bonus program pursuant to which Mark Meyers could earn an additional 4,126,133 shares of common stock based upon performance criteria for Spiral to be agreed upon.  Effective July 1, 2014 in connection with the acquisition, the Company recognized cash of $8 and liabilities (advance from distributor) of $120,567.  The Company recognized $2,840,203 of Goodwill with this transaction.

At the closing on July 1, 2014, pursuant to the Spiral Agreement, Mr. William Clayton resigned from the Company's Board of Directors and from his position as Chief Operations Officer of the Company. The Board thereupon appointed Mark Meyers to serve as a member of the Board of Directors and as Chief Executive Officer of the Company.

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

Additionally, salaries payable of $289,992 were forgiven as part of the Spiral LLC acquisition.  These amounts, principally to two individuals, were eliminated and credited to Additional Paid in Capital.

The acquisition of 100% of Spiral LLC has been recorded on the purchase method of accounting in accordance with section 805-10-05 of the FASB Accounting Standards Codification.  The Company allocated the purchase price of Spiral to the tangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill of $2,840,203 has been recorded upon the acquisition of Spiral.    During the fourth quarter of 2014, management determined that a complete write-off of the goodwill was justified and recorded an impairment charge of the full amount.

NOTE 8 — INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, there could be other potential claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company’s operations or financial position or are covered by insurance.

Indemnities and Guarantees

The Company has executed certain contractual indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada

Pursuant to various Sale and Purchase Agreements, the Company has indemnified the holders of registrable securities for any claims or losses resulting from any untrue, allegedly untrue or misleading statement made in a registration statement, prospectus or similar document.

The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Tax Matters

The Company is required to file federal and state income tax returns in the United States. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its income tax returns on interpretations that are believed to be reasonable under the circumstances. The income tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its income tax returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes.

NOTE 10 — STOCKHOLDER'S EQUITY (DEFICIT)

Capital Raise

During the six months ended June 30, 2015, the Company received an aggregate amount of $1,180,760 from accredited investors in connection with subscriptions to purchase 4,002,336 shares of common stock at a purchase price range of $0.25 to $0.30 per share in connection with a private placement of up to a maximum of $2,000,000.

Common Stock Issued for Services

The Company entered into an agreement with vendors providing legal services, investment banking services, public relations services and marketing services, which received all or a portion of their remuneration in common stock equity. For the six months ended June 30, 2015, approximately 991,218 shares were issued.   As of June 30, 2015, all shares issued for these services  were vested.  In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period.

For the six months ended June 30, 2015, 336,000 shares were issued in connection with the Convertible Note Payable.  The company recorded a loss on conversion for the six months ended June 30, 2015 of $45,360 and $21, 000 to account for the beneficial conversion feature of the note.  As of June 30, 2015, there is a Convertible Note Payable balance of $21,000 which the Company intends to pay in cash.

NOTE 11 - SUBSEQUENT EVENTS

During July 2015, the Company commenced a private placement offering of its common stock at a purchase price of $0.45 per share for an aggregate gross proceeds up to $1,500,000.  The Company intends to complete this offering by August 20, 2015.  As of the date of this report, the Company has received subscriptions for approximately 540,000 shares equal to $243,000; however, the Company has not yet completed a closing on such subscriptions.

This Quarterly Report on Form 8-Q is issued in accordance with Rule 135c under the Securities Act, and is neither an offer to sell any securities, nor a solicitation of an offer to buy, nor shall there be any sale of any such securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

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

Overview

The Company

Following the acquisition of 100% of the outstanding membership interests of Spiral LLC and the divesture of the business Lexi-Luu Designs in July 2014, Spiral is focused on developing and marketing products and mobile applications in the mobile-connected space. Spiral’s mobile-connected entertainment platform connects physical items to today’s top mobile devices through wireless technologies. We utilize connected technologies which converge social media and entertainment interactivity with consumer products, while the Company's hardware and software platform creates high value digital ecosystems around physical objects. In addition, the Company is developing a strategy which covers the market of the  internet of things ("IoT") categories of platform, lifestyle/entertainment, toys, tags and user interface.

In order to leverage the Company's intellectual property, the Company plans to sharpen and expand its strategic priorities by leveraging the following relationships to lower its "Go-To-Market" risk:

•

Retail partners provide a physical presence that brings the Company's products and brands to customers;

•

Marketing channels featuring advertising, marketing and product promotion for products containing the Company's technology;

•

Product partners provide working capital to bring products with the Company's technology to leading retailers;

•

Digital content partners which build mobile apps for the Company's products.

Recent Developments

Formation of Subsidiaries

In February 2015, the Company formed Spiral Toys LTD., a British Columbia entity and wholly-owned subsidiary of the Company.  The purpose of Spiral Toys LTD. is to engage in the development of the Company’s products and offerings.  In March 2015, the Company formed Spiral Toys Hong Kong Ltd., a Hong Kong entity and wholly-owned subsidiary of the Company. Spiral Hong Kong LTD. was formed to enable the Company to monitor and oversee the production of CloudPets, an interactive plush toy including Spiral’s technology which connects the toy to an app available on mobile devices.

Neither subsidiary had any assets or liabilities as of June 30, 2015 nor any income or expenses for the three months ended June 30, 2015.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.

Revenues and Operating Expense

During the second quarter of 2015, the Company launched production of its CloudPets line.  The sources of revenue from the CloudPets line are derived from the manufacture of the electronic components that are a part of the CloudPets line.  This unit including the plush toy and electronic component is then assembled by a third party that is contracted by our Distributor.

Gross margins for the three months ended June 30, 2015 were $180,198 compared to $0 for the same period in 2014. This increase was due to the launch of the CloudPets line of products and the associated sales activities and orders.  We expect sales will continue to increase in 2015 and beyond, due to our overall commercialization efforts and development of new products.

During the three months ended June 30, 2015, the Company had total operating expenses of $941,407 as compared to $50,009 for the same period in 2014. The increase in operating expense reflect the ramp-up in product development for the CloudPets line. Product development costs were $281,993 for the three months ended June 30, 2015 compared to $0 for the same period in 2014.  This increase was primarily due to the development costs associated with the CloudPets APP. Legal and Professional fees of $388,820 is comprised of expenses related to  investment banking, legal and accounting.  Travel costs make up the majority of the General and Administrative costs of $75,047  .

During the three months ended June 30, 2015, the Company incurred interest expense of $24,011 as compared to $2,760 for the same period in 2014. The Company accrued $3,011 of interest for related party notes. During 2015, $21,000 in interest expense was attributable to the Convertible Notes Payable.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.

Revenues and Operating Expense

During the six months ended June 30, 2015, the Company produced 339,407 components and recognized $1,500,366, net of allowances in related revenue. There was no product sales for the six months ended June 30, 2014. Cost of goods sold related to this production revenue totaled $1,332,974 during the same period.  $0 was incurred for cost of goods sold for the six months ended June 30, 2014.

The second type of revenue is a license fee earned when the CloudPets product is shipped to the retailer.  For the six months ended June 30, 2015, the Company recognized license fee revenue of $12,806 compared to $0 for the same period in 2014.

The Company has initiated a CloudPets mobile app which is anticipated to generate revenue in the fourth quarter of 2015 through digital content sales on the Apple App store and Google play.  The model is based on a Freemium revenue model where digital customers are acquired by leveraging partner marketing and consumer product sales.

Gross Margin for the six months ended June 30, 2015 were $190,198 compared to $0 for the same period in 2014. This increase was due to the launch of the CloudPets line of products and the associated sales activities and orders.  We expect sales will continue to increase in 2015 and beyond, due to our overall commercialization efforts and development of new products,

 During the six months ended June 30, 2015, the Company had total operating expenses of $1,530,158 as compared to $97,101 for the same period in 2014. The increase in operating expense reflect the ramp-up in product development for the CloudPets line. Product development costs were $456,158 for the six months ended June 30, 2015 compared to $0 for the same period in 2014.  This increase was primarily due to the development costs associated with the CloudPet APP, Legal and Professional fees of $566,492 is comprised of expenses related to  investment banking, legal and accounting.  Travel costs make up the majority of the General and Administrative costs of $147,498  .

During the six months ended June 30, 2015, the Company incurred interest expense of $49,020 as compared to $5,490 for the same period in 2014. The Company accrued $6,022 of interest for related party notes.

In July 2014, the Company entered into a contract with a firm that provided marketing services. As part of the agreement, the vendor receives $7,000 per month in convertible notes which can be exchanged for common stock at $0.25 per share.  Should the vendor chose to receive the common stock, it receives an equal amount of shares in a “bonus” payment.  For the six months ended June 30, 2015, due to the beneficial conversion feature of the note and accrual of the "bonus", the Company incurred $42,000 of interest expense.  As of June 30, 2015, there was $21,000 in notes payable to this vendor.

Liquidity and Capital Resources

As of June 30, 2015, we had a working capital surplus of $182,844 as opposed to a working capital deficit of $311,769 as of March 31, 2015.  This change is primarily the combination of a capital raise of $1,180,760 and the change in the revenue cycle of our business as a result of the launch of our CloudPets line.

Operating activities

We used cash of approximately $1.2 million and $51,000 for the six months ended June 30, 2015 and 2014, respectively in our operating activity-continuing operations.  The major components are comprised of a net loss of approximately $1.43 million and $ 122,000 for the six months ended June 30, 2015 and 2014, respectively partially offset by the following non-cash activities such as:

(i)

$334,839 for common stock issued for  services;

(ii)

$45,360 for loss on debt extinguishment;

(iii)

$21,000 for amortization of debt discount.

(iv)

$63,000 for Notes Payable issued for Services

Financing activities

Net cash provided by financing activities from continuing operations was $1,180,760 for the six months ended June 30, 2015, entirely consisting of the net proceeds of $1,180,760 from the proceeds from the sale of common stock.

In order to fund our operations and meet our debt requirements, we require financing in the short term. To fill that need, we continue to seek additional capital and/or debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The evaluation revealed material weaknesses in the Company's disclosure controls and procedures, specifically the lack of segregation of responsibilities due to the small number of members of management, inadequate documentation of internal controls and procedures, and the absence of oversight by an audit committee. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2015.

Changes in Internal Controls

.

On May 15, 2015, in connection with a leave of absence from the Company, Robert Stewart stepped down from his position as the Company’s Chief Financial Officer.  As a result, the responsibilities of principal financial officer  transitioned to Mark Meyers, our Chief Executive Officer, with the assistance of Gina Fabiano as interim Chief Financial Officer, until a replacement had been identified.   Effective July 20, 2015, the Company hired Akio Ariura as Chief Financial Officer of Spiral Toys Inc.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, there are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC.

Our business depends significantly on our ability to obtain a substantive  distribution network for CloudPets. Failure by us to obtain such distribution network could adversely affect our financial condition, competitiveness and growth prospects.

Our success depends on our ability to establish efficient distribution methods for our CloudPets line. Currently, the Company relies on one distributor for the sale of our CloudPets line.  The impact of economic conditions on our distributor, such as bankruptcy, could result in sales channel disruption.  In the event the distributor fails to sell our products in sufficient amounts, such failure could have a material adverse effect on our revenue. The Company intends to expand its distribution network; however, it cannot make any assurances that it will be successful in doing so or if such relationships will be on favorable terms. Additionally, the loss of our distributor, or future significant distributors, may materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost distributors.

The functioning of our products distribution could be disrupted for reasons either within or beyond the our control, including: extremes of weather or longer-term climatic changes; accidental damage; disruption to the supply of material or services; product quality and safety issues; systems failure; workforce actions; or environmental contamination. Such disruption or failures may materially adversely affect our ability to sell products and therefore materially adversely affect our reputation, performance or financial condition.

We currently rely on one customer, and a loss of such customer may adversely affect our operating results.

One customer accounted for approximately 100% of our accounts receivable as of June 30, 2015. The loss of a significant amount of business from such customer would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2015, the Company received an aggregate amount of $1,180,760 from accredited investors in connection with subscriptions to purchase 4,002,336 shares of common stock at a purchase price range of $0.25 to $0.30 per share in connection with a private placement of up to a maximum of $2,000,000.

During the three months ended June 30, 2015, the Company issued 589,082 common shares to consultants in exchange for services.

During the three months ended June 30, 2015, the Company issued 336,000 shares of common stock to Echo-Factory in exchange for services.  These shares were issued in satisfaction of its convertible note payable.  In addition, Echo-Factory received $9,000 in cash during the three months ended June 30, 2015.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 13, 2015, the Company issued a press release regarding its financial results for the second quarter ended June 30, 2015. A copy of the press release is furnished as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

The information in this Item 5, including the exhibit attached hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.]

ITEM 6. EXHIBIT

Number	Description of Exhibit
3.1	Articles of Incorporation and Certificate of Correction (1)
3.1(a)

Articles of Merger of Spiral Toys Inc. into Rocap Marketing, Inc. filed on January 22, 2015 - filed as an exhibit to the Current Report on Form 8-K filed on January 23, 2015 and incorporated herein by reference.

3.2	By-Laws (2)
10.1	Form of Subscription Agreement for Private Placement. (3)
31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (4)
31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (4)

32.1	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
99.1	Press Release announcing 2015 Second Quarter Financial Results (5)

101.INC	XBRL Instance (4)
101.SCH	XBRL Schema (4)
101.CAL	XBRL Calculation (4)
101.DEF	XBRL Definition (4)
101.LAB	XBRL Label (4)
101.PRE	XBRL Presentation (4)

(1)

Incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011

(2)

Incorporated by reference to our Registration Statement on Form S-1/A-1 filed on February 28, 2012

(3)

Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed on May 20, 2015.

(4)

Filed herewith

(5)

Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Spiral Toys, Inc.

Dated: August 13, 2015	/s/ Mark Meyers
By: Mark Meyers
Its: Chief Executive Officer

Dated: August 13, 2015	/s/ Akio Ariura
By: Akio Ariura
Its: Chief Financial Officer, Chief Accounting Officer

21