Form 10-Q
period 2015-09-30
Spiral Toys Inc.
filed 2015-11-13
CIK 1520108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2015

Commission File Number:    333-178738

SPIRAL TOYS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-3388068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30077 Agoura Court, Suite 230, Agoura Hills, CA 91301

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

As of November 3, 2015, the Registrant had 48,833,919 shares of its common stock, 0.001 par value outstanding.

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Consolidated Balance Sheets as of September 30, 2015 (unaudited)

and December 31, 2014

3

Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and September 30, 2014

4

Consolidated Statement of Stockholder's Equity (Deficit) for the period from

December 31, 2014 through September 30, 2015 (unaudited)

5

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and September 30, 2014

6

Notes to the Consolidated Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

20

Item 4.

Controls and Procedures

20

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

20

Item 1A.

Risk Factors

20

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.

Defaults upon Senior Securities

21

Item 4.

Mine Safety Disclosures

      21

Item 5.

Other Information

22

Item 6.

Exhibits

22

Signatures

23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPIRAL TOYS, INC.

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 769,654	$ 245,091
Accounts receivable	1,712,556	-
Deposit receivable	34,749	-
Prepaid expenses	1,479	-
Total Current Assets	2,518,438	245,091
OTHER ASSETS
Goodwill (Note 7)	-	-
Total Other Assets	-	-
TOTAL ASSETS	$ 2,518,438	$ 245,091

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,605,047	$ 115,049
Convertible short term notes	-	42,000
Current maturities of notes payable - related parties	-	115,738
Interest payable	-	21,079
Total Current Liabilities	1,605,047	293,866
TOTAL LIABILITIES	1,605,047	293,866

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: par value $0.001, 1,000,000 shares authorized;
zero shares issued and outstanding	-	-
Common stock: par value $0.001, 74,000,000 shares authorized;
48,690,531 and 41,336,667 shares issued and outstanding, respectively	48,689	41,337
Additional paid-in capital	6,784,441	4,208,516
Accumulated deficit	(5,919,739)	(4,298,628)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	913,391	(48,775)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,518,438	$ 245,091

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
SALES
Product sales, net	$ 4,143,888	$ 63,602	$ 5,644,254	$ 63,602
Royalty income	160,000	-	172,806	-
Consulting- product development	-	35,000	10,000	35,000
Total Sales	4,303,888	98,602	5,827,060	98,602
COST OF GOODS SOLD	3,613,423	-	4,946,397	-
GROSS MARGIN	690,465	98,602	880,663	98,602

OPERATING EXPENSES
Media costs	-	27,812	-	27,812
Product development costs	326,919	37,101	783,077	37,101
Legal and professional expenses	215,207	76,119	781,699	132,755
Salaries and wages and consulting	339,725	125,823	699,735	158,323
General and administrative	59,224	27,016	206,722	29,474
Total Operating Expenses	941,075	293,871	2,471,233	385,465
LOSS FROM OPERATIONS	(250,610)	(195,269)	(1,590,570)	(286,863)
OTHER EXPENSE
Interest expense	(3,153)	(23,760)	(52,173)	(29,250)
Loss on conversion	-	-	(45,360)	-
Gain on forgiveness of debt	21,000	-	21,000	-
Gain on settlement of notes payable	45,992	-	45,992	-
Total Other Expense	63,839	(23,760)	(30,541)	(29,250)
LOSS BEFORE INCOME TAX
PROVISION AND NON-
CONTROLLING INTEREST	(186,771)	(219,029)	(1,621,111)	(316,113)
Income tax provision	-	-	-	-
NET LOSS FROM CONTINUING
OPERATIONS	(186,771)	(219,029)	(1,621,111)	(316,113)
Net loss attributable to
Discontinued operations	-	(23,752)	-	(23,752)
NET INCOME (LOSS) ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$ (186,771)	$ (242,781)	$ (1,621,111)	$ (339,865)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED
Continuing operations	$ (0.00)	$ (0.01)	$ (0.04)	$ (0.01)
Discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Total	$ (0.00)	$ (0.01)	$ (0.04)	$ (0.01)
Weighted average common shares outstanding
BASIC AND DILUTED	47,837,058	37,117,169	44,860,785	26,146,534

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

for the period December 31, 2014 to September 30, 2015

(unaudited)

	Common Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance, December 31, 2014	41,336,667	$ 41,337	$ 4,208,516	$ (4,298,628)	$ (48,775)
Stock issued for cash (unaudited)	5,923,583	5,923	2,039,312		2,045,235
Shares issued for services (unaudited)	1,094,281	1,093	309,324		310,417
Shares issued for convertible notes (unaudited)	336,000	336	83,664		84,000
Market value of stock for services (unaudited)			77,265		77,265
Loss on Conversion- non cash (unaudited)			45,360		45,360
Beneficial conversion- Echo Q2 notes (unaudited)			21,000		21,000
Net loss for the nine months ended September 30, 2015 (unaudited)				(1,621,111)	(1,621,111)
Balance, September 30, 2015 (unaudited)	48,690,531	$ 48,689	$ 6,784,441	$ (5,919,739)	$ 913,391

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(1,621,111)	$ (339,865)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Contributed capital (salary)	-	9,750
Beneficial conversion	21,000	-
Shares-based compensation related to common stock	387,682	-
Loss on debt extinguishment	45,360	-
Gain on note settlement	(21,000)	-
Gain on forgiveness of debt-related party	(45,992)	-
Notes for services	63,000	21,000
Changes in operating assets and liabilities:
Accounts receivable	(1,712,556)	-
Prepaid expenses	(1,479)	-
Deposits receivable	(34,749)	-
Accounts payable	1,489,998	51,739
Accrued salaries	-	22,750
Accrued interest	9,175	29,250
Cash Used in Operating Activities - Continuing Operations	(1,420,672)	(205,376)
Cash Used in Operating Activities - Discontinued Operations	-	(907)
Net Cash Used in Operating Activities	(1,420,672)	(206,283)

INVESTING ACTIVITIES:
Cash received from purchase of subsidiary	-	8
Cash Provided from Investing Activities	-	8

FINANCING ACTIVITIES:
Payments on notes payable- related parties	(100,000)	-
Proceeds from notes payable - related parties	-	10,000
Proceeds from notes payable	-	5,000
Proceeds from sale of common stock for cash	2,045,235	219,600
Cash Provided by Financing Activities - Continuing Operations	1,945,235	234,600
Cash Provided by Financing Activities - Discontinued Operations	-	24,659
Net Cash Provided by Financing Activities	1,945,235	259,259
NET CHANGE IN CASH	524,563	52,984
CASH AT BEGINNING OF YEAR	245,091	16,746
CASH AT END OF PERIOD	$ 769,654	$ 69,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -
Non-Cash Investing and Financing Activities:
Common stock issued for notes payable	$ 84,000	$ -
Acquisition of Spiral Toys LLC	$ -	$ 3,626,178
Contribution of accrued salary payable to capital	$ -	$ 289,992

See accompanying notes to the consolidated financial statements.

NOTE 1 — MANAGEMENT’S REPRESENTATION

The accompanying consolidated financial statements of Spiral Toys, Inc (the “Company," “Spiral," “we," or “our”), have been prepared in accordance with accounting principles generally accepted in the United States, or “GAAP”. In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2014 and include all normal recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2015, and its results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. The consolidated balance sheet as of December 31, 2014 has been derived from the December 31, 2014 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Spiral Toys LLC

Spiral Toys LLC, (“Spiral LLC”) was formed as a limited liability company under the laws of the State of California on July 12, 2011.  Spiral LLC develops entertainment products that include both physical toys as well as digital media.

During 2014, revenue was generated from two different sources.  The first is consulting revenue and is recognized upon the fulfillment of contractual milestones with pre-set remuneration. The Company was engaged by a major studio in the development of entertainment properties. The second source is the sale of physical toys. The toys were sold through a third party distributor and the Company received fifty percent of the net profit per item.  During the nine months ended September 30, 2014, revenue from consulting amounted to $35,000 and $63,602 was generated from the sale of physical toys.

Commencing in the second quarter of 2015, the Company recognized revenue from its physical toy line in two ways: The first is a result of manufacturing.  Spiral is producing the electronics that are a part of the CloudPets line. For the nine months ended September 30, 2015, product sales totaled $5,644,254, net of sales return allowance of $54,042. The unit is then assembled by a third party that is contracted by our distributor. This revenue is recognized upon shipment of the completed electronic part to the third party. The second revenue source, which represents royalty income from license fees, is earned when the goods are shipped to the retailer. For the nine months ended September 30, 2015, license fees totaled $172,806.

The Company also earned $10,000 in revenue during the period ended September 30, 2015 from product development consulting fees.

Divestiture of Lexi-Luu Designs, Inc.

On September 15, 2010, the Company acquired Lexi-Luu Designs, Inc. ("Lexi-Luu") in exchange for 2.5 million shares of the Company's common stock.  Lexi-Luu manufactures and markets exclusive dancewear for youth.

On July 1, 2014 Mr. Hubert J. Blanchette, CEO of Lexi-Luu, exercised his right to exchange his 2.5 million common shares of Spiral Toys for the return of the Company's interest in Lexi-Luu.  This transaction effectively ended the parent-subsidiary relationship of Rocap and Lexi-Luu.  As such, all references to Lexi-Luu activity in the financial statements are referred to as discontinued operations. See Note 6-“Discontinued Operations” for further discussion of the discontinued operations of Lexi-Luu.

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

Spiral Toys Hong Kong Ltd's only asset was a deposit of $34,749 USD and no liabilities and Spiral Toys LTD had no assets or liabilities as of September 30, 2015.  Neither subsidiary had any income or expense for the nine months ended September 30, 2015.

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

As of July 1, 2014 the Company divested Lexi-Luu Designs, Inc ("Lexi"), and the operations of Lexi have been moved to Discontinued Operations  in the accompanying unaudited consolidated statements of operations and for the three and nine months ended September 30, 2014 and for the unaudited consolidated statements of cash flows for the nine months ended September 30, 2014.

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

Revenue Recognition

Commencing in the second quarter of 2015, the Company recognized revenue from its physical toy line in two ways: The first is a result of manufacturing. Spiral is producing the electronics that are a part of the CloudPets line. For the nine months ended September 30, 2015, product sales totaled $5,644,254 net of sales return allowance of $54,042. The unit is then assembled by a third party that is contracted by our distributor. This revenue is recognized upon shipment of the completed electronic part to the third party. The second revenue source, which represents royalties from license fees, is earned when the goods are shipped to the retailer.  For the nine months ended September 30, 2015, license fees totaled $172,806.

Revenues from the licensing of product sales and product sales are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured, as noted in the appropriate accounting guidance.

The Company also earned $10,000 in revenue during the period ended September 30, 2015 from product development consulting fees.

Revenue from product development is  recognized upon the fulfillment of contractual milestones with pre-set remuneration.

During the second quarter ended June 30, 2015, the Company entered into an agreement with our distributor where the Company was advanced $287,400 against future royalty payments.  This advance was utilized for the purchase of modules. The Company recognized $12,806 of royalty income for the three months ended June 30, 2015 and reduced deferred revenue to $274,594.  The original agreement was amended during the three months ended September 30, 2015 to reflect that the remaining balance of  deferred revenue of $274,594 would offset against amounts owed by the distributor to the Company.  As such, for the three months ended September 30, 2015, the deferred revenue balance was reduced by $274,594 with a comparable reduction in accounts receivable. Future royalty payments will be paid in cash and scheduled on a quarterly basis.

Accounts Receivable - Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors.  In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected.  For all other customers, the Company records allowances for doubtful accounts based primarily on the length of time the receivables are past due based on the terms of the originating transaction, the current business environment, and its historical experience.  Uncollectible accounts are charged against the allowance for doubtful accounts when all cost effective commercial means of collection have been exhausted.

Gross Margin

Gross margin is equal to product sales, net of allowances less cost of goods sold. Cost of goods sold is associated with sales of our CloudPets products and includes direct costs associated with the purchase of components, sub-assemblies, and finished goods, and costs associated with the packaging, preparation, and shipment of the product.

Sales Return Allowances.

The Company sells products to distributors who resell the products to end customers. Sales returns allowances are estimated based on historical return data, and recorded at the time of sale. If the quality or efficacy of our products deteriorates or market conditions otherwise change, actual returns could be significantly higher than estimated, resulting in potentially material differences in cash flows from operating activities.  In the absence of substantial historical sales/return data, for the quarter ended September 30, 2015, the Company set up a reserve for returned components.  The estimate used is 1% of product sales and is recorded as a reduction in revenue. In future quarters, the adequacy of this reserve will be ascertained and increased/decreased accordingly based on historical data.

Research and Development

Internal research and development costs are expensed as incurred. Non-refundable third party research and development costs are expensed when the contracted work has been performed.

Accounting for Debt Modifications and Extinguishments

If a debt modification is deemed to have been accomplished with debt instruments that are substantially different, the modification is accounted for as a debt extinguishment in accordance with FASB ASC 470-50, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument.  If the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument, the modification is deemed to have been accomplished with debt instruments that are substantially different. If it is determined that the present values of the original and new debt instruments are not substantially different, then a new effective interest rate is determined based on the carrying amount of the original debt instrument and the revised cash flows.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The Company believes the carrying amount of its notes payable approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

Risks and Uncertainties

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  At September 30, 2015, the Company had approximately $520,000 in these accounts in excess of the FDIC insurance limit.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to these deposits.

Customers

As of September 30, 2015, amounts due from one customer, Animal Magic Asia, Limited represents 100% of accounts receivable.

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

Basic and Diluted Income (Loss) Per Share

Basic net loss per common share from continuing operations is computed based on the weighted-average number of shares outstanding for the period. Diluted net loss per share from continuing operations is computed by dividing net loss by the weighted-average shares outstanding assuming all dilutive potential common shares were issued. In periods of losses from continuing operations, basic and diluted loss per share before discontinued operations is the same as the effect of shares issuable upon the conversion of debt and issuable upon the exercise of stock options and warrants which is anti-dilutive. Basic and diluted income per share from discontinued operations are also the same, as FASB ASC 260-10 requires the use of the denominator used in the calculation of loss per share from continuing operations in all other calculations of earnings per share presented, despite the dilutive effect of potential common shares.

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

Functional and Reporting Currency

 The consolidated financial statements are presented in U.S. dollars. The Company’s functional currency is the U.S. dollar.  The functional currency of Spiral Toys Hong Kong, Ltd is the Hong Kong dollar and the functional currency of Spiral Toys LTD is the Canadian dollar. Assets and liabilities are translated using the exchange rate on the respective balance sheet dates. Items in the income statement and cash flow statement are translated into U.S. dollars using the average rates of exchange for the periods involved. The resulting translation adjustments are recorded as a separate component of other comprehensive income/(loss) within stockholders’ equity.

The functional currency of foreign entities is generally the local currency unless the primary economic environment requires the use of another currency. Gains or losses arising from the translation or settlement of foreign-currency-denominated monetary assets and liabilities into the functional currency are recognized in the income in the period in which they arise. However, currency differences on intercompany loans that have the nature of a permanent investment are accounted for as translation differences as a separate component of other comprehensive income/(loss) within stockholders’ equity.

Litigation

We account for litigation losses in accordance with U.S. GAAP, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our consolidated results of operations and comprehensive loss and cash flows from operating activities.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company incurred losses from continuing operations of $1,621,111 and $316,113 for the nine months ended September 30, 2015 and 2014, respectively, and had an accumulated deficit of $5,919,739 at September 30, 2015. In addition, the Company used cash from operating activities of $1,420,672 for the nine months ended September 30, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - CONVERTIBLE SHORT TERM NOTES

In July 2014, Spiral engaged a firm to provide marketing services.  As part of the agreement, the vendor receives $7,000 per month payable in convertible promissory notes which are convertible for common stock at a conversion price of $0.25 per share.  If the vendor exercises the conversion option to receive the common stock, it receives an equal number of shares in a “bonus” payment.  As of September 30, 2015 there was an aggregate principal amount of $0 underlying notes due to the vendor.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

At September 30, 2015 and December 31, 2014 the Company had the following uncollateralized notes payable to related parties:

	September 30, 2015	December 31, 2014

Note dated October 25, 2010, with interest at 12% per annum, due on demand	$-	$15,000
Note dated January 27, 2012, non-interest bearing, due on January 26, 2013	-	5,000
Note dated February 27, 2012, non-interest bearing, due on February 26, 2013	-	5,000
Note dated March 31, 2012, non-interest bearing, due on March 30, 2013	-	250
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	-	2,472
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	-	2,471
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	-	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	-	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	-	2,943
Note dated January 23, 2013, with interest at 10% per annum, due on demand	-	2,970
Note dated March 5, 2013, with interest at 10% per annum, due on demand	-	7,500
Note dated March 20, 2013, with interest at 10% per annum, due on demand	-	8,700
Note dated June 3, 2013, with interest at 10% per annum, due on demand	-	10,000
Note dated June 12, 2013, with interest at 10% per annum, due on demand	-	10,000
Note dated October 9, 2013, with interest at 10% per annum, due on demand	-	8,432
Note dated December 12, 2013, with interest at 10% per annum, due on demand	-	15,000
Note dated March 25, 2014, with interest at 10% per annum, due on demand	-	10,000
Total related-party notes payable - current	$-	$115,738

In connection with the acquisition of Spiral, the holders of the Notes Payable-related parties agreed the notes would not be payable until the Company has raised at least $2 million in financing, and the Company agreed that the holders could, at any time, convert the principal and interest on the notes into common stock at a conversion price of $0.25 per share.

The Company has recognized interest expense of $52,173 and $29,250 for the nine months ended September 30, 2015 and 2014, respectively. The interest expense of $52,173 incurred for the nine months ended September 30, 2015 was comprised of $9,175 related to the Notes Payable-related parties, $998 for interest charged by vendors and $42,000 incurred as interest expense associated with the convertible short term notes.

During September 2015, the Company entered into a debt settlement agreement with the holders of the related party notes.  The Company agreed to pay $100,000 in full satisfaction of the total debt.  At the date of settlement, the total amount of the related party notes and accrued interest was $145,992.

NOTE 6 – DISCONTINUED OPERATIONS

On July 1, 2014 the Company transferred to Mr. Hubert J. Blanchette, CEO of Lexi-Luu Designs, Inc., (“Lexi-Luu”), 2,500,000 shares of common stock of Lexi-Luu, representing 80% of the issued and outstanding shares in Lexi-Luu.  In exchange for the interest in Lexi-Luu, Mr. Blanchette surrendered to the Company 2,500,000 shares of the Company’s common stock.

The Company originally purchased the 2,500,000 shares of Lexi-Luu in 2010 pursuant to a Stock Purchase and Share Exchange Agreement dated as of September 30, 2010 (“the Agreement”). The transfers on July 1, 2014 occurred upon Mr. Blanchette's exercise of an option given him in Section 3.3 of the Agreement, which provided Mr. Blanchette the right to exchange his shares in the Company for the shares of Lexi-Luu if the Company entered into an acquisition transaction that resulted in the dilution of Mr. Blanchette's interest in the Company. The Company completed such an acquisition with its acquisition of Spiral LLC on July 1, 2014.

Upon disposition of Lexi-Luu on July 1, 2014, the net assets and liabilities were removed from the balances of the Company resulting in $369,419 being posted to additional paid in capital of the Company.  As these transactions were with a related party, the gain on the disposition was recorded as an addition to Additional Paid in Capital.

NOTE 7 – ACQUISITION OF SPIRAL TOYS LLC

Spiral LLC Share Exchange Agreement

On May 27, 2014 the Company entered into a Share Exchange Agreement (the "Spiral Agreement”) with Spiral Toys LLC, a California limited liability company (“Spiral LLC”) and Mark Meyers, the sole member of Spiral LLC.  The Spiral Agreement was amended on June 30, 2014. On July 1, 2014, the acquisition and other transactions contemplated by the Spiral Agreement were completed.

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

The acquisition of 100% of Spiral LLC has been recorded using the purchase method of accounting in accordance with section 805-10-05 of the FASB Accounting Standards Codification.  The Company allocated the purchase price of Spiral to the tangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill of $2,840,203 has been recorded upon the acquisition of Spiral.  During the fourth quarter of 2014, management determined that a complete write-off of the goodwill was justified and recorded an impairment charge of the full amount.

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

Purchase Orders

Purchase obligations, which include all legally binding contracts, such as firm commitments for inventory purchases was approximately $257,000 at September 30, 2015.  This inventory is held by our vendor and comprised approximately of $157,000 in finished modules and $100,000 in work in process.

We issue inventory purchase orders, which represent authorizations to purchase that are cancelable by their terms.  We do not consider purchase orders to be firm inventory commitments.  If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation under certain circumstances.

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

Litigation Related to Rapid Funk, LLC

On August 24, 2015, Rapid Funk, LLC filed a complaint in the United States District Court, Central District of California for patent infringement regarding technology contained within the CloudPets line of products against the Company and Amazon.com, Inc, DNA Response, Inc., Jay Franco & Sons, Inc., Jay@Play International HK LTD, Toys "R" Us, Inc. and Wal-Mart Stores Inc. ("Defendants"),  The complaint alleges that the defendants infringed and continue to infringe, directly and indirectly a patent owned by Rapid Funk, LLC.

If Rapid Funk, LLC is successful in its claim, the Company may be liable for substantial damages, its right to the technology will be adversely affected and its future prospect for exploiting or licensing the technology utilized in CloudPets will be significantly impaired.

In the ordinary course of business, there may be other potential claims and lawsuits brought by or against the Company.

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock Issued for Services

The Company entered into agreements with vendors providing legal services, investment banking services, public relations services and marketing services, which received all or a portion of their remuneration in common stock equity.  The Company records the appropriate expense as the shares are earned over the terms of their underlying agreements.  As of September 30, 2015, all shares issued for these services were vested.  In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period.

On January 12, 2015, the Company issued 312,500 shares of common stock to three consultants initially valued at $46,875 in satisfaction of outstanding accounts payable of which $9,375 represented amounts incurred in 2014.  The Company records the appropriate expense as the shares are earned over the terms of their underlying agreements.  During the nine months ended September 30, 2015, the Company recorded $37,500 as general and administrative expense.

On February 18 and March 19, 2015, the Company issued 89,636 shares of common stock initially valued at $26,891 to Uptick Capital LLC under a consulting service agreement.  During the nine months ended September 30, 2015, the Company recorded $26,891 general and administrative expenses.

During the second quarter ended June 30, 2015, the Company issued 589,082 shares of common stock initially valued at $183,868 to six consultants.  200,000 shares of common stock were issued in exchange for legal services, 20,000 shares of common stock for public relations services, 33,333 shares of common stock for marketing services and 335,749 shares of common stock for investor relations services.  During the nine months ended September 30, 2015, the Company recorded $183,868 as general and administrative expense.

During the third quarter ended September 30, 2015, the Company issued 28,063 shares of common stock initially valued at $14,909 to Uptick Capital LLC under a consulting service agreement.  In addition, 75,000 shares of common stock valued at $37,875 was issued to a member of the board of directors for services rendered.  During the nine months ended September 30, 2015, the Company recorded $52,784 as general and administrative expense.

Convertible Notes Payable

On March 1 and June 26, 2015, Echo factory converted notes payable and was issued a total of 336,000 shares of common stock valued initially at $84,000 in connection with the conversion of notes payable (see Note 4).

Private Placements

During the three months ended March 31, 2015, the Company completed a private placement of its common stock.  The Company received $124,900 in aggregate gross proceeds from the sale of a total of 416,333 shares of common stock at a price of $0.30 per share.

During the three months ended June 30, 2015, the Company completed a private placement of its common stock.  The Company received $1,055,800 in aggregate gross proceeds from the sale of a total of 3,586,061 shares of common stock at a price between $0.25 and $0.30 per share.

During the three months ended September 30, 2015, the Company completed a private placement of its common stock.  The Company received $864,535 in aggregate gross proceeds from the sale of a total of 1,921,189 shares of common stock at a price of $0.45 per share.

NOTE 11 - SUBSEQUENT EVENTS

On October 6, 2015, the Company issued 40,000 shares of common stock initially valued at $17,698 to CorporateAds LLC pursuant at a consulting service agreement.

The Company entered into a three year lease agreement for office space commencing October 1, 2015.  The base rent is $3,661.15 per month.  The Company received a rent abatement in months twenty five and thirty six and has the option to extend the term of the lease for two additional thirty six month periods.

On October 12, 2015, the Company adopted the Amended and Restated 2015 Equity Incentive Plan (“Performance Plan”) whereby up to 3,000,000 shares of the Company’s common stock may be issued under the Performance Plan.  No expense has been recorded in connection with the Performance Plan.  On the same date, the Company adopted a form of indemnification agreement for directors and executive officers.

On October 15, 2015, Jeremiah W. Balik ("Plaintiff") filed a complaint against the Company and Walt Disney Co. in the United States District Court, Central District of California alleging infringement of Plaintiff's invention by technology contained within the CloudPets line of products and conversion.  The Plaintiff is seeking $23,777,000 for general and specific damages resulting from irreparable harm and IP infringement.

If the Plaintiff is successful in his claim, the Company may be liable for substantial damages, its right to the technology may be adversely affected and its future prospects for exploiting or licensing the technology utilized in CloudPets may be significantly impaired.

During the third quarter ended September 30, 2015, the Company issued 103,388 shares of common stock initially valued at $36,186 for legal services.  These shares of common stock were in satisfaction of outstanding account payables recorded for the three months ended September 30, 2015.

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

In order to get the maximum advantage from the Company's intellectual property, the Company plans to sharpen and expand its strategic priorities by using the following relationships to lower its "Go-To-Market" risk:

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

The Company earns revenue from its physical toy line in two ways. First, the Company produces the electronics that are a part of the CloudPets line. For the nine months ended September 30, 2015, product sales totaled $5,644,254 net of sales return allowance of $54,042.  The unit is then assembled by a third party that is contracted by our distributor. This second revenue source, which represents royalties from license fees, is earned when the goods are shipped to the retailer.  For the nine months ended September 30, 2015, license fees totaled $172,806.

The Company also earns revenue from product development consulting fees. During the nine months ended September 30, 2015, the Company earned $10,000 in consulting fees.

While revenues have increased significantly quarter over quarter, the Company has not yet attained profitability and we cannot be certain that it ever will. To date, we have funded shortfalls in operating revenues by selling shares of our common stock and borrowing funds from related parties. If we are unable to raise capital as and when we need it, we may be required to severely curtail, or even to cease, our operations. As of September 30, 2015 we had approximately $770,000 in cash and receivables of $1,712,556. We expect that our existing cash and receivables will be sufficient to fund our operations through January 31, 2016.

During the period ended September 30, 2015, 100% of our receivables were attributable to Animal Magic Asia Limited. If we were to lose this customer, it would have a material adverse effect on our operations and revenues. It is the Company’s plan, starting in the fourth quarter of 2015, to research additional toy distributors to carry our new product line. We anticipate this strategy will help expand our global reach and position the Company for its next growth phase.

Recent Developments

Formation of Subsidiaries

In February 2015, the Company formed Spiral Toys LTD., a British Columbia entity and wholly-owned subsidiary of the Company. The purpose of Spiral Toys LTD. is to engage in the development of the Company’s products and offerings. In March 2015, the Company formed Spiral Toys Hong Kong Ltd., a Hong Kong entity and wholly-owned subsidiary of the Company. Spiral Toys Hong Kong Ltd. was formed to enable the Company to monitor and oversee the production of CloudPets, an interactive plush toy that includes Spiral’s technology which connects the toy to an app available on mobile devices.

Spiral Toys Hong Kong Ltd. and Spiral Toys LTD had no cash, respectively as of September 30, 2015. Neither subsidiary had any income or expenses for the three months ended September 30, 2015.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014.

Revenues and Operating Expense

During the second quarter of 2015, the Company launched production of its CloudPets line. The sources of revenue from the CloudPets line are derived from the manufacture of the electronic components that are a part of the CloudPets line. This unit, including the plush toy and electronic component, is then assembled by a third party that is contracted by our distributor.

Revenues for the three months ended September 30, 2015 attributable to product sales and royalty income were $4,143,888 and $160,000, respectively, as compared to revenues of $63,602 attributable to product sales and no revenues attributable to royalty income earned during the three months ended September 30, 2014. This significant increase in revenues resulted from the launch of our product sales to one customer.  We earned no revenues from product development consulting during the three month period ended September 30, 2015 as compared to $35,000 in product development consulting revenue during the three month period ended September 30, 2014.

As a result of advertising, marketing and product promotion conducted by our product partners, product acceptance and demand for the CloudPets line of products increased, resulting in increased revenue for the three months ended September 30, 2015.

Gross margins for the three months ended September 30, 2015 were $690,465 compared to $98,602 for the same period in 2014. This increase was due to the launch of the CloudPets line of products and the associated sales activities and orders.  The Company does not expect to produce any more components for CloudPets for the remainder of 2015.

During the three months ended September 30, 2015, the Company had total operating expenses of $941,075 as compared to $293,871 for the same period in 2014. The increase in operating expense reflects the ramp-up in product development for the CloudPets line.

As a result of the significant increase in product development costs, salaries, wages and consulting fees and general and administrative expenses, all due to launch of the CloudPets products, our net loss attributable to operations increased by approximately 28%, to $250,610 for the three months ended September 30, 2015 as compared to $195,269 for the three months ended September 30, 2014.

Product development costs were $326,919 for the three months ended September 30, 2015 compared to $37,101 for the same period in 2014. This increase was primarily due to the development costs associated with the CloudPets app and costs associated with the development of new products.

Legal and professional fees increased to $215,207 for the three months ended September 30, 2015 compared to $76,119 for the three months ended September 30, 2014.  These fees are comprised of expenses related to investment banking, legal and accounting

During the three months ended September 30, 2015, the Company incurred interest expense of $3,153 as compared to $23,760 for the same period in 2014. During the three months ended September 30, 2015, the Company accrued $3,153 of interest for related party notes. For the three months ended September 30, 2014, $21,000 in interest expense was attributable to the Convertible Notes Payable.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014.

Revenues and Operating Expense

During the nine months ended September 30, 2015, the Company produced and shipped 1,289,268 components for inclusion in CloudPets and recognized $5,644,254, net of a return allowances of $54,042, in related revenue compared to $63,602 for the same period in 2014.  As noted in the discussion above, this significant increase in revenues resulted from the ramp up in sales of our product.  Cost of goods sold related to this production revenue totaled $4,946,397 for the nine months ended September 30, 2015 and $0 during the same period in 2014. The Company does not expect to produce any more components for CloudPets for the remainder of 2015.

Additionally, the Company earns a license fee when the CloudPets product is shipped to the retailer. For the nine months ended September 30, 2015, the Company recognized license fee revenue of $172,806 compared to $0 for the same period in 2014. This revenue was based on shipping 540,020 CloudPets completed units. We anticipate shipping the remaining completed Cloud Pet units during the fourth quarter of 2015.

The Company expects the product life and revenue from the current CloudPets line of products to decline, and is currently developing the next generation of products. These products are expected to be unveiled during the first quarter of 2016.

The Company has initiated a CloudPets mobile app which is anticipated to generate revenue in the fourth quarter of 2015 through digital content sales on the Apple App store and Google Play. The model is based on a Freemium revenue model where digital customers are acquired by leveraging partner marketing and consumer product sales.

Gross margin for the nine months ended September 30, 2015 was $880,663 compared to $98,602 for the same period in 2014. This increase was due to the launch of the CloudPets line of products and the associated sales activities and orders.

During the nine months ended September 30, 2015, the Company had total operating expenses of $2,471,233 as compared to $385,465 for the same period in 2014. The increase in operating expense reflects the ramp-up in product development for the CloudPets line. Product development costs were $783,077 for the nine months ended September 30, 2015 compared to $37,101 for the same period in 2014. This increase was primarily due to the development costs associated with the CloudPet app. Legal and professional fees of $781,699 are comprised of expenses related to investment banking, legal and accounting. Travel costs of approximately $111,000 comprise the majority of the general and administrative costs of $206,722. As a result of the ramp up of our product sales, which increased our operating expenses by $2,085,768 over the $385,465 in operating expenses incurred during the nine months ended September 30, 2014, we reported a net operating loss of $1,590,570 for the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company incurred interest expense of $52,173 as compared to $29,250 for the same period in 2014. The Company accrued $9,175 of interest for related party notes.

In July 2014, the Company entered into a contract with a firm that provided marketing services. As part of the agreement, the vendor receives $7,000 per month in convertible notes which can be exchanged for common stock at $0.25 per share.  Should the vendor choose to receive the common stock, it receives an equal amount of shares in a “bonus” payment.  For the nine months ended September 30, 2015, due to the beneficial conversion feature of the note and accrual of the "bonus", the Company incurred $42,000 of interest expense.  Due to negotiation with the vendor, as of September 30, 2015, there was $0 in notes payable to this vendor.

As a result of the significant increase in our operating expenses, our net loss from continuing operations totaled $1,621,111 for the nine month period ended September 30, 2015, as compared to a net loss from continuing operations of $316,113 for the nine month period ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had a working capital surplus of $913,391 as compared to a working capital deficit of $48,775 as of December 31, 2014.  This change is primarily the combination of a capital raise of $2,045,235 and the change in the revenue cycle of our business as a result of the launch of our CloudPets line.

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company incurred losses from continuing operations of $1,621,111 and $316,113 for the nine months ended September 30, 2015 and 2014, respectively, and had an accumulated deficit of $5,919,739 at September 30, 2015. In addition, the Company used cash from operating activities of $1,420,672 for the nine months ended September 30, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Operating activities

We used cash of approximately $1.421 million and $205,000 for the nine months ended September 30, 2015 and 2014, respectively in our operating activity-continuing operations.  The major components are comprised of a net loss of approximately $1.621 million and $339,865 for the nine months ended September 30, 2015 and 2014, respectively partially offset by the following non-cash activities such as:

(i)

$387,682 for common stock issued for services;

(ii)

$45,360 for loss on debt extinguishment;

(iii)

$21,000 for amortization of debt discount.

(iv)

$63,000 for Notes Payable issued for Services

Financing activities

Net cash provided by financing activities from continuing operations was $1,945,235 for the nine months ended September 30, 2015, consisting entirely of the net proceeds of $2,045,235 from the proceeds from our sale of common stock, offset by a $100,000 payment to settle the notes to related parties.

In order to fund our operations and meet our debt requirements, we require financing in the short term. To fill that need, we expect to continue to seek additional capital through the sale of our equity or debt securities and possibly through loans from related parties.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Trends, Events and Uncertainties

We are currently a defendant in two legal proceedings based on infringement of intellectual property.  A judgment against us in either of these proceedings could have a material adverse effect on our business and our revenues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The evaluation revealed material weaknesses in the Company's disclosure controls and procedures, specifically the lack of segregation of responsibilities due to the small number of members of management, inadequate documentation of internal controls and procedures, and the absence of oversight by an audit committee. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2015.

Changes in Internal Controls

No changes in the Company's internal control over financial reporting have come to management's attention during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Not Applicable

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is included at Part 1, Item 1 "Financial Statements-Note 9 to the Consolidated Financial Statements-Contingencies" and "Financial Statements-Note 11 to the Consolidated Financial Statement-Subsequent Events" of this Quarterly Report on Form 10Q.  The information regarding the legal actions is hereby incorporated by reference in its entirety in this Item 1.

ITEM 1A. RISK FACTORS

Except as set forth below, there are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC and incorporated herein by reference.

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

One customer accounted for approximately 100% of our accounts receivable as of September 30, 2015. The loss of a significant amount of business from such customer would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2015, the Company received an aggregate amount of $864,535 from 13 accredited investors in connection with subscriptions to purchase 1,921,189 shares of common stock at a purchase price of $0.45 per share in connection with a private placement of up to a maximum of $1,500,000.

During the three months ended September 30, 2015, the Company issued 28,063 shares of common stock to consultants in exchange for services.

During the three months ended September 30, 2015, the Company issued 75,000 shares of common stock to a member of the Board of Directors in exchange for services.

The Company relied on Section 4(a)(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the offer and sale of the shares of common stock in the private placement in as much as the offer and sale was made to accredited investors that had access to substantially the information required to be delivered in a registered offering and we did not undertake any form of general solicitation or general advertising. The Company relied on Section 4(a)(2) in making the issuances to the consultants and the director.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Appointment of New Director

On November 11, 2015, the Company’s Board of Directors increased the size of the Board to 5 members pursuant to Article II, Section 2 of the Company’s By-laws and elected Mr. Gary Paccagnini as a director in order to fill one of the two vacancies created by the increase. Mr. Paccagnini has not been appointed to any committees of the Board.

There was no arrangement or understanding between Mr. Paccagnini and any other persons pursuant to which he was elected as a director.  Mr. Paccagnini does not have any family relationships with any of the officers or directors of the Company and there are no transactions between the Company and Mr. Paccagnini that is required to be disclosed pursuant to Item 404(a) of Regulation S-K.  Mr. Paccagnini will not receive any compensation for his service as a director, at this time.

ITEM 6. EXHIBIT

Number	Description of Exhibit
3.1	Articles of Incorporation and Certificate of Correction (1)
3.1(a)

Articles of Merger of Spiral Toys Inc. into Rocap Marketing, Inc. filed on January 22, 2015 - filed as an exhibit to the Current Report on Form 8-K filed on January 23, 2015 and incorporated herein by reference.

3.2	By-Laws (2)
10.1	Form of Subscription Agreement for Private Placement. (3)
10.2	Debt Settlement Agreement by and among the Company, Peter Henricsson, Gordon McDougall, and Tezi Advisory, Inc (5)
10.3	Debt Settlement Agreement by and among the Company and Laura Fewtrell (5)
31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (3)
31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (3)
32.1	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INC	XBRL Instance (3)
101.SCH	XBRL Schema (3)
101.CAL	XBRL Calculation (3)
101.DEF	XBRL Definition (3)
101.LAB	XBRL Label (3)
101.PRE	XBRL Presentation (3)

(1)

Incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011.

(2)

Incorporated by reference to our Registration Statement on Form S-1/A-1 filed on February 28, 2012.

(3)

Filed herewith.

(4)

Furnished herewith.

(5)

Incorporated by reference from our Current Report on Form 8-K filed on September 17, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spiral Toys, Inc.

Dated: November 13, 2015	/s/ Mark Meyers
By: Mark Meyers
Its: Chief Executive Officer, Principal Executive Officer

Dated: November 13, 2015	/s/ Akio Ariura
By: Akio Ariura
Its: Chief Financial Officer, Chief Accounting Officer, Principal Financial Officer

23