Form 10-K
period 2015-12-31
Spiral Toys Inc.
filed 2016-03-30
CIK 1520108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ X ] No [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ] (Voluntary Filer)

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock as of June 30, 2015 (the last business day of the most recently completed second fiscal quarter) was approximately $11,477,806 For purposes of this calculation, we have excluded the market value of all common stock beneficially owned by all executive officers and directors of the Company.)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

March 24, 2016: Common – 50,918,919

Documents incorporated by reference: None.

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “Spiral Toys,”“Spiral,” the “Company,” “we,” “us,” “our” and words of similar import refer to Spiral Toys Inc., a Nevada corporation, together with its subsidiaries, Spiral Toys LLC, Spiral Toys LTD and Spiral Toys Hong Kong Ltd, unless the context requires otherwise.

This Annual Report contains forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

●	our ability to raise capital;

●	our ability to successfully implement our business plan;

●	declines in general economic conditions in the markets where we may operate; and

●	significant competition in the markets where we may operate.

Forward-looking statements appear throughout this report, including without limitation, in the following sections: Item 1“Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Corporate History

On September 2, 2010, Rocap Marketing Inc. was incorporated in the State of Nevada. Our business office is located at 30077 Agoura Court, Suite 230, Agoura Hills, CA 91301, our registered office is located at 2360 Corporate Circle, Suite 400, Henderson, Nevada, 89074-7722, and our telephone number is (844) 681-7627. Our website can be accessed at www.spiraltoys.com. The information contained on or that may be obtained from our website is not a part of this report.

From 2010 until July 1, 2014 we were engaged in the production and sale of children’s dancewear and playwear through our subsidiary Lexi-Luu Designs Inc. (“Lexi-Luu”), which we had acquired from Hubert Blanchette for 2,500,000 shares of our common stock. On July 1, 2014, the Company acquired 100% of the membership units of Spiral Toys LLC (“Spiral LLC”), a California limited liability company.

Subsequent to the acquisition of Spiral LLC, the Company discontinued the operations of Lexi-Luu. The Purchase Agreement for Lexi Luu included a provision whereby if we undertook an acquisition of, or merged with, another company which resulted in the dilution of Mr. Blanchette’s interest in Rocap, Mr. Blanchette had the right to repurchase our Lexi-Luu shares in exchange for his 2,500,000 Rocap shares. Mr. Blanchette exercised that option on July 1, 2014.

Spiral Toys, Inc (formerly known as Rocap Marketing Inc.)

Spiral Toys, Inc was incorporated under the laws of the State of Nevada on September 2, 2010 under the name of Rocap Marketing Inc. In January 2015, Rocap Marketing Inc changed its name to Spiral Toys, Inc.

Spiral Toys LLC

Spiral LLC was formed as a limited liability company under the laws of the State of California on July 12, 2011. Spiral LLC develops entertainment products that include both physical toys as well as digital media.

Spiral LLC’s mobile-connected entertainment platform connects physical items to mobile devices through wireless technologies. We utilize connected technologies which converge social media and entertainment interactivity with consumer products, while the Company’s hardware and software platform creates high value digital ecosystems around physical objects. In addition, the Company is developing a strategy which covers the market of the internet of things (“IoT”) categories of platform, lifestyle/entertainment, toys, tags and user interface.

During 2014, revenue was generated from two different sources. The first was consulting revenue and was recognized upon the fulfillment of contractual milestones with pre-set remuneration. The Company was engaged by a major studio in the development of entertainment properties. The second source was the sale of physical toys. The toys were sold through a third party distributor and the Company received fifty percent of the net profit per item. During the twelve months ended December 31, 2014, revenue from consulting amounted to $74,978 and $194,321 was generated from the sale of physical toys.

Commencing in the second quarter of 2015, the Company recognized revenue from its physical toy line in two ways: The first was from manufacturing. Spiral produced the electronics that are a part of the CloudPets line. For the twelve months ended December 31, 2015, product sales totaled $5,684,717, net of sales return allowance of $27,021. The unit is then assembled by a third party that is retained by our distributor. This revenue is recognized upon shipment of the completed electronic part to the third party. The second revenue source, which represents royalty income from license fees, is earned when goods are shipped to the retailer. For the twelve months ended December 31, 2015, license fees totaled $250,679.

Spiral Toys LTD.

Spiral Toys LTD. is a British Columbia entity formed on February 27, 2015. The purpose of Spiral Toys LTD. is to engage in the development of the Company’s products.

Spiral Toys Hong Kong Ltd

In March 2015, the Company organized Spiral Toys Hong Kong Ltd in Hong Kong. Spiral Toys Hong Kong Ltd was formed to enable the Company to monitor and oversee the production of CloudPets and future products in China.

Spiral Toys Hong Kong Ltd’s only asset was accounts receivable of of $34,749 USD which was reserved for bad debt of $34,749; it had no liabilities, income or expense for the twelve months ended December 31, 2015.

Principal Products and Their Markets

Spiral Toys specializes in connected technologies in entertainment products. Spiral uses technology evolutions to establish brands with consumers in all audiences. Spiral has several products ready to be launched in 2016 and in development.

●	Wiggy Piggy - The Wiggy Piggy bank incorporates the same Blue Tooth Low Energy (BTLE) technology that powers Spiral’s flagship CloudPets plush toys. The unique technology connects the Wiggy mobile app on popular mobile devices to the physical piggy bank which has the ability to light up with different colors, oink, and shake. Through the Wiggy app, parents can easily set up a reward system, where tasks and chores provide a way for a child to earn money. Money can be transferred from the parent’s bank account into their child’s account when they complete tasks and chores.

Parents will also be able to invite friends and family to make deposits on any special occasion, like birthdays and holidays. The app allows children to check their bank account balance and set savings goals.

●	TubeFriends - TubeFriends have the unique ability to listen for ultrasonic audio triggers that have been specially embedded in YouTube videos. While inaudible to the human ear, the trigger is recognized by the toy, which responds with entertaining actions, such as audio messages, flashing lights or vibrations that enhance the video experience. The technology supports a dialogue between the toy and the video, giving the users a discovery based experience.

●	Lingos - Rosetta Stone Lingos are a fun, new way to introduce your child to the rich and diverse world we live in. Lingos are a series of characters developed by Rosetta Stone, appealing to children and their heightened ability to learn and absorb new languages. Rosetta Stone’s patented SRE system is specifically designed to decipher and analyze detailed speech characteristics for unparalleled recognition accuracy of spoken words. Each collectable toy will represent a different language, and its accompanying stories and lessons will be themed to that language. The Lingos app will allow parents and children alike to create their own stories and original scenes with a customizable, object- based layout.

●	StorytimePets - Storytime Pets is an AR (augmented reality) platform that allows children to use Apple and Android devices to read pages of a physical book. The StoryTime Pet reads the story back to the child as the mobile device recognizes the page of the book. The Storytime pets are currently in development and are expected to be launched in 2016 on direct response television.

●	Battlekins - The Next Generation of “Toys to Life”, Battlekins lets the player physically control the outcome of the game. Our technology allows the Battlekins toys to be used as a controller for game play in team battle dynamics. The Shaker Switch hardware inside each toy is used to establish a variety of fun, unique game play mechanics from simple “shaking” and “slamming” actions as the control mechanics. Controller mechanics are based on timed shakes within key points of a meter, ending with a final slam-action to determine “accuracy”. Each collectible Battlekins character will be designed with colored, translucent areas of the body of the toy that will light up, glowing progressively brighter based on different actions such as “slam-action” and “shaking-action”.

●	PillowTalker - PillowTalker is a fresh and exciting reimagining of a child’s pillow allowing stories to come to life. Integrated with the Spiral’s BTLE platform and our ToyCloud enabled mobile application, the pillow connects to Bluetooth enabled phones and tablets to play content unlocked from different themed Pillowcases. Each Pillowcase contains a unique ID that identifies what content to play out of the built-in speaker. Every time a PillowTalker is inserted into a different themed Pillowcase, a new bedtime experience is unlocked.

During 2015 and 2014, we spent $854,414 and $82,368 on product development costs.

Distribution Methods

Spiral licenses its properties directly to retail distributors and retail television companies. Spiral focuses on creating the property, building the consumer message and partnering to co-own brands with large retail focused companies in North America. This model gives Spiral the ability to incubate several properties and, we believe, limits Spiral’s exposure and risk. This model also gives Spiral through it distributors the ability to reach large retailers such as Walmart, Target, TRU and Walgreen.

During 2014 and continuing into 2015, Spiral partnered with a distributor located in Hong Kong. This toy distributor handled all aspects of the manufacture and distribution of our first product. For the twelve months ended December 31, 2014 and 2015, Spiral Toys earned income of $194,321 and $5,684,717, respectively, from this distribution relationship.

Spiral is in the process of establishing similar distribution networks and partnerships in EU and Asia.

During the year ended December 31, 2015 one customer, Animal Magic Asia, Limited, represented approximately 86% of our accounts receivable. If we were to lose this customer, we cannot guarantee that the customer could be replaced. Our inability to replace this customer would have a material adverse effect on our business and results of operations.

Revenue Sources

Spiral collects revenue from the following sources:

●	sale of technology to its distributors with a margin on the production cost of the unit;

●	licensing royalty from its distributors on the sale of the product to television and mass retail;

●	revenue on the sale of digital content through Android Marketplace and Apple APP Store.

Competitive Conditions

Competition in the toy market is intense as toy manufacturers continually search for innovative products that will appeal to children. Furthermore, volatility in consumer preferences with respect to family entertainment and low barriers to entering the toy and game market as well as the emergence of new technologies continually create new opportunities for existing competitors and start-ups to develop products that compete with our products. However, based on the products we have created, Spiral believes that is has positioned itself as a market innovator. Spiral has built the following structure which gives it the ability to bring its products to market rapidly.

●	An internal technology team focused on rapid prototyping, product development, and production readiness;.

●	A Hong Kong based organization focused on production readiness and low cost manufacturing;

●	A North American business development team responsible for structuring transactions with launch partners;

●	Marketing relationships that enable the Company to launch brands on television and digital media, which aids in establishing the brands and selling the product.

Spiral believes that speed to market provides a competitive advantage over companies that perform technology development or larger companies that cannot move product to market quickly. We have a streamlined infrastructure that relies heavily on forging third party relationships that enable us to make changes to our business model and operations in an efficient manner. Currently, however, Spiral Toys does not have a significant competitive position in the toy market.

Importance of Patents and Trademarks

Spiral Toys has filed for several patents covering the technology of its current product and for a product under development. In addition, it has applied for U.S. federal trademark protection for four trademarks.

Employees

Spiral Toys currently employs ten full-time and one part-time employees. None of Spiral Toys’ employees are part of a collective bargaining agreement; it has had no work stoppages relating to employment contract disputes, and management believes its relationship with its employees is good. In addition, Spiral engages approximately three non-employee independent consultants.

Executive Offices

Our executive office is located at 30077 Agoura Court, Suite 230, Agoura Hills, California 91301, telephone number (844) 681-7627.

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

We have incurred significant losses and may never generate profits.

We incurred net losses from continuing operations of $2,392,842 and $3,436,455 for the fiscal years ended December 31, 2015 and 2014, respectively, and had an accumulated stockholder deficit of $6,691,470 at December 31, 2015. In addition to operational expenses, we incurred significant charges related to interest expense, loss on conversion, offset by net gain on the settlement of notes payable and forgiveness of debt which contributed to the increase in our accumulated losses and stockholders’ deficit during the year ended December 31, 2015. There can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

We have a limited operating history. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We acquired Spiral Toys LLC on July 1, 2014 and have a limited operating history. Given our limited operating history, there can be no assurance that we can build our business such that we can earn a significant profit or any profit at all. The future of our Company will depend upon our ability to obtain and retain customers and when needed, obtain sufficient financing and continuing support from stockholders and creditors and to achieve and maintain profitable operations. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we undertake. There is no history upon which to base any assumption that our business will prove to be successful, and there is significant risk that we will not be able generate the sales volumes and revenues necessary to achieve profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects will be materially adversely affected.

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

The current level of our revenues is not sufficient to finance our operations on a long-term basis. The $864,535 of net proceeds we received during the third quarter ended September 30, 2015 from the sale of common stock and $100,000 from the sale of convertible notes in January 2016 provided us with working capital to maintain our current level of operations through March 2016. At March 22, 2016, we had cash on hand of approximately $9,700.

We currently have no committed source of capital. We will need to raise funds through public or private debt financing or the sale of equity to achieve our current business objectives.

Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to the interests of our stockholders with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant.

Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds to expand our operations significantly as set forth in our plan of operation.

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

The market for toys and on-line gaming applications is highly competitive. Competition may result in pricing pressures, reduced profit margins or lost market share, or a failure to grow Spiral Toy’s market share, any of which could substantially harm its business and results of operations. Spiral Toys competes directly against wholesalers and direct retailers of games and toys, including large, diversified entertainment companies with substantial market share. Many of its competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, less-costly offshore production, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, research and development, marketing, distribution and other resources than Spiral Toys does. We may not be able compete successfully in our market. If we are unsuccessful in competing, we may lose market share, our revenue may decrease and we may never be profitable.

If Spiral Toys fails to continue to develop attractive and innovative products and provide consumers with design features that meet their expectations, its business and stock price may be adversely affected.

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

Our business depends significantly on our ability to obtain a substantive distribution network for our products. Failure by us to obtain such distribution network could adversely affect our financial condition, competitiveness and growth prospects.

Our success depends on our ability to establish efficient distribution methods for our products. Currently, the Company relies on one distributor for the sale of our CloudPets line. The impact of economic conditions on our distributor, such as bankruptcy, could result in sales channel disruption. In the event the distributor fails to sell our products in sufficient amounts, such failure could have a material adverse effect on our revenue. The Company intends to expand its distribution network; however, it cannot make any assurances that it will be successful in doing so or if such relationships will be on favorable terms. Additionally, the loss of our distributor, or future significant distributors, may materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost distributors.

The functioning of our products distribution could be disrupted for reasons either within or beyond the our control, including: extremes of weather or longer-term climatic changes; accidental damage; disruption to the supply of material or services; product quality and safety issues; systems failure; workforce actions; or environmental contamination. Such disruption or failures may materially adversely affect our ability to sell products and therefore materially adversely affect our financial condition, competitiveness and growth prospects.

We currently rely on one customer, and a loss of such customer may adversely affect our operating results.

One customer accounted for approximately 86% of our accounts receivable as of December 31, 2015. The loss of a significant amount of business from such customer would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in future intellectual property litigation, our business could be adversely affected.

The patent positions of technology companies can be highly uncertain and often involve complex legal and factual questions. To date, there has emerged no consistent policy regarding breadth of claims allowed in such companies’ patents. Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe on our patents.

Our business is capital intensive and we may need additional operating capital.

The current level of our revenues is not sufficient to finance our operations on a long-term basis. Accordingly, our ability to continue to conduct business and operations is substantially dependent on our ability to rapidly raise additional capital to: (i) finance the costs of additional products (ii) expand sales and the marketing of new and existing products; (iii) fund ongoing selling, general and administrative expenses of our business; and (iv) afford the costs of being a public company. If we do not receive additional financing, we will likely be unable to increase sales of our products, continue our development projects or otherwise support our operating cash needs. In such event we may no longer be able to meet our cash needs to enable us to pay our continuing obligations when due or to continue to operate our business. In such event, we may be required to seek protection under the U.S. bankruptcy laws.

At March 25, 2016, we had cash on hand in the U.S. of approximately $9,500. We require approximately $200,000 per month for operating expenses to fund the costs associated with development of our products, financing activities; SEC and OTC reporting; legal and accounting expenses related to being a public company; other general administrative expenses, regulatory compliance, facility; and compensation of executive management and our employees.

Our monthly cash requirement of $200,000 for operating expenses does not include any extraordinary items or expenditures related to further development of new technology. Accordingly, in the future we may require additional operating capital to meet these needs. No assurances can be given that we will be able to obtain additional financing in the future, if needed for our operations.

Risks Relating to Our Common Stock

Investing in the company is a highly speculative investment and could result in the loss of your entire investment

Purchase of our common stock is speculative and involves significant risks. Our common stock should not be purchased by any person who cannot afford the loss of his or her entire purchase price. The business objectives of the Company are also speculative, and we may be unable to satisfy those objectives. The stockholders of the Company may be unable to realize a substantial return on their purchase of our common stock, or any return whatsoever, and may lose their entire investment in the Company.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the OTC and there can be no assurance that a trading market will develop further or be maintained in the future. During the year ended December 31, 2015, our common stock traded an average of approximately 58,000 shares per day. As of March 24, 2016 the closing bid price of our common stock was $0.30 per share. As of March 24, 2016, we had approximately 91 stockholders of record of our common stock, not including shares held in street name.

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

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

Penny stocks are frequent targets of fraud or market manipulation. Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

If investors generally share this perception, fewer investors may be willing to purchase our common stock. This, in turn, could have the effect of reducing the trading activity in the secondary market for our stock and reducing our stockholders’ ability to resell shares of our common stock.

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

We do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures or if the material weaknesses or other deficiencies in our internal accounting procedures are not remediated, our stock price could decline significantly.

Our management has concluded that the consolidated financial statements included in our Annual Report on Form 10-K as of December 31, 2015 fairly present, in all material respects, our consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S.

Our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. During its evaluation, as of December 31, 2015 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in Item 9A. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

We are taking steps to remediate our material weaknesses, as described in Item 9A. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could decline significantly. In addition, we cannot be certain that additional material weaknesses or other significant deficiencies in our internal controls will not be discovered in the future.

Our publicly filed reports are subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of the Company’s common stock.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of the Company’s common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Our office occupies approximately 1,979 square feet and is located at 30077 Agoura Court, Suite 230, Agoura Hills, California. We leased this facility at a monthly rate of $3,661.15 per month. The lease term is from October 1, 2015 through September 30, 2018. This facility is suitable and adequate for our current operations.

ITEM 3: LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is included at Part 1, Item 1 “Financial Statements-Note 13 to the Consolidated Financial Statements-Commitments and Contingencies” of this Annual Report on Form 10K. The information regarding the legal actions is hereby incorporated by reference in its entirety in this Item 1.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed for quotation on the OTCQB under the symbol “STOY.” Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The initial quote reported by the OTCQB occurred on February 24, 2014. The following table sets forth the high and low bid prices for our common stock per quarter since that date as reported by the OTCBB for the periods indicated. These prices represent quotations between dealers without adjustment for retail mark-up, mark down or commission and may not represent actual transactions.

Fiscal Year 2015	High	Low
First Quarter (January 2, 2015 - March 31, 2015)	$0.874	$0.330
Second Quarter (April 1, 2015 - June 30, 2015)	$0.574	$0.363
Third Quarter (July 1, 2015 - September 30, 2015)	$0.800	$0.372
Fourth Quarter (October 1, 2015 - December 31, 2015)	$0.426	$0.270

Fiscal Year 2014	High	Low
First Quarter (January 1, 2014 - March 31, 2014)	$0.20	$0.20
Second Quarter (April 1, 2014 - June 30, 2014)	$0.60	$0.20
Third Quarter (July 1, 2014 - September 30, 2014)	$0.50	$0.20
Fourth Quarter (October 1, 2014 - December 31, 2014)	$0.45	$0.30

Record Holders

As of March 24, 2016, there were 50,918,919 shares of the registrant’s $0.001 par value common stock issued and outstanding, which were owned by 91 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2015, the Company issued 143,388 shares of common stock to consultants in exchange for services.

The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended, in making the issuances to the consultants and the director.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	3,000,000
Total	-	-	3,000,000

(1)	In 2015 the Board of Directors adopted the Amended and Restated 2015 Equity Incentive Plan. The Amended and Restated 2015 Equity Incentive Plan supersedes and replaces in its entirety the Spiral Toys Inc. 2015 Equity Incentive Plan The Plan authorizes the Board to issue up to 3,000,000 shares. The shares may be awarded to employees and directors of Spiral Toys or its subsidiaries as well as to consultants and other individuals who provide service to those entities. The shares may be awarded as outright grants or in the form of options or restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, changes in the interest rate environment, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

Year ended December 31, 2015 compared to the year ended December 31, 2014

Net revenue

For the year ended December 31, 2015, our total sales increased 2,112% to $5,955,968 from $269,299 for the same period in 2014.

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

On the same date, the Company divested itself of its prior business, Lexi-Luu Designs. Hubert Blanchette, from whom we acquired Lexi-Luu Designs, Inc., exercised his option to repurchase Lexi-Luu Designs from us in exchange for the 2.5 million Company shares, which was the original purchase price. As a result of these events occurring, financial statements for the year ended December 31, 2104 reflect the financial condition and results of operations of Lexi-Luu Designs, Inc. as a discontinued operation.

Company management performed an analysis of the goodwill during the year ended December 31, 2014 and determined that a complete write-off was prudent. Therefore, a non-cash charge of $2,840,203 was recorded as an Operating Expense for the year ended December 31, 2104.

For the twelve months ended December 31, 2015, Spiral Toys LLC generated revenue of $5,955,968 as compared to $269,299 for the same period in 2014. For the twelve months ended December 31, 2014 and 2015, revenue was comprised of:

●	Consulting and other revenue that is recognized upon the fulfillment of contractual milestones with pre-set remuneration. The Company was engaged by a major studio in the development of entertainment properties. For the twelve months ended December 31, 2015, this operating income amounted to $20,572 as compared to $74,978 for the same period in 2014;

●	The Company recognized revenue from the manufacture of the electronic component contained within the CloudPets line. This revenue is recognized upon shipment of the completed electronic part to the third party. For the twelve months ended December 31, 2015, product sales totaled $5,684,717 net of sales return allowance of $27,021 as compared to $194,321 for the same period in 2014. The unit is then assembled by a third party that is retained by our distributor. During the twelve months ended December 31, 2015, the Company produced and shipped 1,289,268 components for inclusion in CloudPets;

●	Royalty revenue represents royalties from license fees, which is earned when the Cloudpets are shipped to the retailer. For the twelve months ended December 31, 2015, license fees totaled $250,679 compared to 0 for the same period in 2014. This revenue was based on shipping 482,075 CloudPets completed units. Royalty revenue from Cloudpets sales was $151,903 and $98,776 was from the reimbursement of development fees. The amount recognized for the reimbursement of development fees is also included as part of the product development costs.

Revenues from royalty income and product sales are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured, as noted in the appropriate accounting guidance.

There were no additional shipments of Cloudpets units or any production of electronic components for the Cloud Pet units during the fourth quarter of 2015.

During the year ended December 31, 2015 one distributor, Animal Magic Asia, Limited, represented approximately 86% of our accounts receivable. The Company relies on receiving a timely report from the distributor to report royalty revenues. The Company has not received a comprehensive royalty report and is basing royalty revenue and product development reimbursement on preliminary estimates from the distributor. The Company has initiated a dialogue with distributors of CloudPets to obtain a complete accounting of costs and reconciliation of units and products shipped.

The Company expects the product life and revenue from the current CloudPets line of products to decline, and is currently developing the next generation of products. These products are expected to be unveiled during 2016.

Operating Expenses.

For the year ended December 31, 2015, our total operating expense decreased 7.67% to $3,371,524 from $3,651,689 for the same period in 2014.

Operating expenses for Spiral Inc. were $3,371,524 for the year ended December 31, 2015 as compared to $3,651,689 for the year ended December 31, 2014.

Our operating costs consist primarily of:

●	development costs and media costs which are directly related to the production of income; our policy is to expense these items as incurred;

●	legal and professional fees;

●	salary, wages and consulting.

●	public and investor relations.

For the year ended December 31, 2014, Company management performed an analysis of the goodwill and determined that a complete write-off was prudent. Therefore, a non-cash charge of $2,840,203 was recorded as an Operating Expense for the year ended December 31, 2104.

Included in operating expenses were non-cash expenses incurred during the year ended December 31, 2015 of approximately $442,000 for common stock issued to consultants for services.

In accordance with the Company’s agreement with the distributor, $.20 from royalties or revenues from each of the first million units is set aside to be used for application development. The Company submitted documentation to support this reimbursement and has accrued $98,776, which is included in royalty income and is included as part of product development expenses.

Operating expenses are anticipated to increase in 2016 as Spiral expands its marketing, licensing and distribution agreements and also due to expenses necessary to support new products.

The table below details major components of operating expense incurred by Spiral Toys LLC for the twelve months ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Media Costs	$-	$61,448
Product development costs	854,414	82,368
Legal and professional expense	1,069,771	243,702
Salary, wages and consulting	1,120,810	350,391
General and administrative	278,338	73,577
Doubtful accounts	48,191	-
Imparment of goodwill	-	2,840,203
	$3,371,524	$3,651,689

During the twelve months ended December 31, 2015, the Company incurred interest expense of $52,521 as compared to $54,065 for the same period in 2014. During the twelve months ended December 31, 2015, the Company accrued $9,175 of interest for related party notes compared to $12,065 for the same period in 2014.

In July 2014, the Company entered into a contract with a firm that provided marketing services. As part of the agreement, the vendor receives $7,000 per month in convertible notes which can be exchanged for common stock at $0.25 per share. Should the vendor choose to receive the common stock, it receives an equal amount of shares in a “bonus” payment. For the twelve months ended December 31, 2015, due to the beneficial conversion feature of the note and accrual of the “bonus”, the Company incurred $42,000 of interest expense. Due to negotiation with the vendor, as of December 31, 2015, there was $0 in notes payable to this vendor.

Spiral Toys LLC is increasing its operations in connection with its product launch in 2016 and related development. As such, we anticipate adding to our staff and expect the salaries, wages and consulting fees, as well as product development costs, to increase significantly in 2016.

Spiral LTD

Operating expenses for Spiral LTD were $101,032 for the twelve months ended December 31, 2015 as compared to $0 in 2014 (as the subsidiary was not formed until 2015). Spiral LTD was formed to manage and oversee our product development technology efforts, especially for those activities in Canada.

Operating expense consists primarily of development costs of $62,187.

The table below details the major components of operating expense incurred by Spiral LTD for the twelve months ended December 31, 2015.

	Year ended December 31,
	2015	2014
Product development costs	$62,187	$-
Salary, wages and consulting	38,166	-
General and administrative	679	-
	$101,032	$-

Our operations for the year ended December 31, 2015 resulted in a net loss from continuing operations of $2,392,842 compared to $3,436,455 for the same period in 2014.

Liquidity and Capital Resources

December 31, 2014 to December 31, 2015, our cash and cash equivalents decreased by approximately $64,348, primarily due to repayment of notes payable-related parties, working capital and operating expenses incurred by the Company.

Cash usage continues to exceed cash generation and, because of the growth in development costs and our general operating and administrative expenses, we expect this to continue. Currently, our operations require approximately $200,000 per month. We have no committed source of financing. To date, we have met our cash requirements by borrowing money from related parties and from sales of our equity securities as well as from revenues derived from the sale or licensing of our products.

For the year ended December 31, 2015, cash used in operations-continuing operations was $2,007,279 compared to $532,470 for the same period in 2014. We used cash from net loss of $2,392,842, increased by non-cash expenses of $385,563 major components of which are comprised of $441,668 related to common stock issued to consultants for services, $63,000 for notes for services, loss on debt extinguishment of $45,360 offset by $21,000 for gain on note settlement, $45,992 for gain on forgiveness of debt-related party. Also, there was an increase in working capital from 2014 of $235,317 resulting from an increase in accounts payable and accrued expense of $1,263,622 offset by decrease in cash of $64,348 and increases in accounts receivable, prepaid expenses of $1,563,287.

The increase in accounts receivable and accounts payable is due to increased sales in the third quarter of 2015.

The primary reasons for the increase in accounts payable and other accrued expenses is business expansion.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the periods covered by this Annual Report and the financial statements that accompany this Annual Report.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Deferred Taxes

We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our consolidated operating results and cash flows from operating activities.

Litigation

We account for litigation losses in accordance with FASB ASC 450-Contingencies. Under ASC 450-20-50-3, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than when the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our consolidated results of operations and cash flows from operating activities.

Stock-Based Compensation Expense

All issuances of the Company’s common stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the measurement date. The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of ASC Section 505-50-30. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

In accordance with ASC paragraph-505-50-25-7, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested, non-forfeitable common stock issued for future consulting services as prepaid expense in its consolidated balance sheet.

We account for equity awards issued to employees in accordance with the provisions of ASC 718-20-Awards Classified as Equity. ASC 718-20 requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize the portion expected to vest as compensation expense during the period the employee is required to provide service in exchange for the award, usually the vesting period.

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

Recently Issued Accounting Pronouncements

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Spiral Toys, Inc.

Agoura Hills, California

We have audited the accompanying consolidated balance sheet of Spiral Toys, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiral Toys, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at December 31, 2015, a net loss, and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company
Haynie & Company
Salt Lake City, Utah
March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Spiral Toys, Inc.

Agoura Hills, California

We have audited the accompanying consolidated balance sheet of Spiral Toys, Inc. (the Company) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spiral Toys, Inc. as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss, and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 15, 2015

SPIRAL TOYS, INC.

Consolidated Balance Sheets

	For the Years Ended
	December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$180,743	$245,091
Accounts receivable, net of allowance of $48,191	1,539,392	-
Prepaid Expense	23,895	-
Total Current Assets	1,744,030	245,091
OTHER ASSETS
Security deposit	6,800
Goodwill (Note 6)	-	-
Total Other Assets	6,800	-
TOTAL ASSETS	$1,750,830	$245,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,557,488	$115,049
Convertible short term notes	-	42,000
Current maturities of notes payable - related parties	-	115,738
Deferred revenue	-	-
Interest payable	-	21,079
Total Current Liabilities	1,557,488	293,866
TOTAL LIABILITIES	1,557,488	293,866

STOCKHOLDERS’ DEFICIT
Preferred stock: par value $0.001, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock: par value $0.001, 74,000,000 shares authorized; 48,833,919 and 41,336,667 shares issued and outstanding, respectively	48,833	41,337
Additional paid-in capital	6,838,283	4,208,516
Accumulated other comprehensive loss	(2,304)	-
Accumulated deficit	(6,691,470)	(4,298,628)
TOTAL STOCKHOLDERS’ (DEFICIT)	193,342	(48,775)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,750,830	$245,091

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS, INC.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2015	2014

SALES
Product sales, net	$5,684,717	$194,321
Royalty income	250,679	-
Consulting- product development	20,572	74,978
Total Sales	5,955,968	269,299
COST OF GOODS SOLD	4,946,397	-
GROSS MARGIN	1,009,571	269,299

OPERATING EXPENSES
Media costs	-	61,448
Product development costs	854,414	82,368
Legal and professional expenses	1,069,771	243,702
Salaries and wages and consulting	1,120,810	350,391
General and administrative	278,338	73,577
Bad debt expense	48,191
Impairment of goodwill	-	2,840,203
Total Operating Expenses	3,371,524	3,651,689
LOSS FROM OPERATIONS	(2,361,953)	(3,382,390)
OTHER EXPENSE
Interest expense	(52,521)	(54,065)
Loss on conversion	(45,360)	-
Gain on forgiveness of debt	21,000	-
Gain on settlement of notes payable	45,992	-
Total Other Expense	(30,889)	(54,065)
LOSS BEFORE INCOME TAX PROVISION	(2,392,842)	(3,436,455)
Income tax provision	-	-
NET LOSS FROM CONTINUING OPERATIONS	(2,392,842)	(3,436,455)
Net loss attributable to Discontinued operations	-	(23,752)
NET INCOME (LOSS)	$(2,392,842)	$(3,460,207)
OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	2,304	-
COMPREHENSIVE LOSS	$(2,395,146)	$(3,460,207)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED
Continuing operations	$(0.05)	$(0.12)
Discontinued operations	$(0.00)	$(0.00)
Total	$(0.05)	$(0.12)

Weighted average common shares outstanding
BASIC AND DILUTED	45,844,498	29,413,197

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS, INC.

Consolidated Statements of Stockholders’ Deficit

December 31, 2015 and December 31, 2014

	Common Stock		Paid-In	Other Comprehensive	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity (Deficit)

Balance, December 31, 2013	20,630,667	$20,631	$74,615	$-	$(838,421)	$(69,836)	$(813,011)
Common shares issued for cash and subscriptions and receivable at $0.15 per share	4,847,333	4,847	722,208	-	-	-	727,055
Issuance of stock for Spiral Toys LLC	18,130,667	18,131	2,701,513	-	-	-	2,719,644
Disposition of discontinued operations	(2,500,000)	(2,500)	373,408	-	-	74,586	445,494
Forgiveness of salary	-		276,250	-	-	-	276,250
Related party contributed capital	-		9,750	-	-	-	9,750
Shares issued for services	228,000	228	50,772	-	-	-	51,000
Net loss for the year ended December 31, 2014	-	-	-	-	(3,460,207)	(4,750)	(3,464,957)
Balance, December 31, 2014	41,336,667	$41,337	$4,208,516	$-	$(4,298,628)	$-	$(48,775)
Shares issued for cash	5,923,583	5,923	2,039,312	-	-	-	2,045,235
Shares issued for services	1,237,669	1,237	363,064	-	-	-	364,301
Shares issued for convertible notes	336,000	336	83,664	-	-	-	84,000
Market value of Stock for Services	-	-	77,367	-	-	-	77,367
Loss on Conversion-Non Cash	-	-	45,360	-	-	-	45,360
Beneficial conversion- Echo Q2 Notes	-	-	21,000	-	-	-	21,000
Translation loss	-	-	-	(2,304)	-	-	(2,304)
Net loss for the year ended December 31, 2015	-	-	-		(2,392,842)	-	(2,392,842)
	48,833,919	$48,833	$6,838,283	$(2,304)	$(6,691,470)	$-	$193,342

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2015	2014

OPERATING ACTIVITIES:
Net income/(loss)	$(2,392,842)	$(3,460,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital (salary)	-	9,750
Bad debt expense	48,191
Beneficial conversion	21,000	-
Shares-based compensation related to common stock	441,668	9,000
Loss on debt extinguishment	45,360	-
Gain on note settlement	(21,000)	-
Gain on forgiveness of debt-related party	(45,992)	-
Notes for services	63,000	84,000
Impairment of goodwill	-	2,840,203
Changes in operating assets and liabilities:
Accounts receivable	(1,587,583)	-
Prepaid expenses	(23,895)
Accounts payable	1,442,439	71,590
Accrued expense	-	(120,567)
Security deposits	(6,800)
Notes payable related parties	-	-
Convertible notes payable	-	-
Accrued salaries	-	22,750
Accrued interest	9,175	11,011
Cash Used in Operating Activities - Continuing Operations	(2,007,279)	(532,470)
Cash Used in Operating Activities - Discontinued Operations	-	(907)
Net Cash Used in Operating Activities	(2,007,279)	(533,377)

INVESTING ACTIVITIES:
Cash received from purchase of subsidiary	-	8
Cash Provided from Investing Activities	-	8

FINANCING ACTIVITIES:
Payments on notes payable - related parties	(100,000)	-
Proceeds from notes payable - related parties	-	10,000
Proceeds from sale of common stock for cash	2,045,235	727,055
Cash Provided by Financing Activities - Continuing Operations	1,945,235	737,055
Cash Provided by Financing Activities - Discontinued Operations	-	24,659
Net Cash Provided by Financing Activities	1,945,235	761,714
Effect of exchange rates on cash and cash equivalents	(2,304)	-
NET CHANGE IN CASH	(64,348)	228,345
CASH AT BEGINNING OF YEAR	245,091	16,746
CASH AT END OF PERIOD	$180,743	$245,091

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,346	$-
Income tax paid	$3,200	$-
Non-Cash Investing and Financing Activities:
Common stock issued for notes payable	$84,000	$42,000
Acquisition of Spiral Toys LLC	$-	$2,719,644
Contribution of accrued salary payable to capital	$-	$276,250
Disposition of Lexi-Luu	$-	$370,908

See accompanying notes to the consolidated financial statements.

SPIRAL TOYS, INC.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND OPERATIONS

Spiral Toys, Inc (formerly known as Rocap Marketing Inc.)

Spiral Toys, Inc. (Rocap Marketing Inc, (“Spiral Toys” or the “Company”) was incorporated under the laws of the State of Nevada on September 2, 2010 under the name of Rocap Marketing Inc. In January 2015, the Company changed its name to Spiral Toys, Inc.

Spiral Toys LLC

Spiral Toys LLC, (“Spiral”) was formed as a limited liability company under the laws of the State of California on July 12, 2011. Spiral develops entertainment products including both physical toys as well as digital media. The acquisition of 100% of Spiral has been recorded using the purchase method of accounting in accordance with section 805-10-05 of the FASB Accounting Standards Codification. The Company allocated the purchase price of Spiral to the tangible assets acquired and liabilities assumed based on their estimated fair values. See Note 5.

During 2014, revenue was generated from two different sources. The first was consulting revenue and was recognized upon the fulfillment of contractual milestones with pre-set remuneration. The Company was engaged by a major studio in the development of entertainment properties. The second source was the sale of physical toys. The toys were sold through a third party distributor and the Company received fifty percent of the net profit per item.

Commencing in the second quarter of 2015, the Company recognized revenue from its physical toy line in two ways: The first is a result of manufacturing. Spiral is producing the electronics that are a part of the CloudPets line.

The unit is then assembled by a third party that is retained by our distributor. This revenue is recognized upon shipment of the completed electronic part to the third party. The second revenue source, which represents royalty income from license fees, is earned when the goods are shipped to the retailer.

The Company also earned revenue during the year ended December 31, 2015 from product development consulting fees.

Divestiture of Lexi-Luu Designs, Inc.

On September 15, 2010, the Company acquired Lexi-Luu Designs, Inc. (Lexi-Luu) in exchange for 2.5 million shares of the Company’s common stock. Lexi-Luu manufactures and markets exclusive dancewear for youth.

On July 1, 2014 Mr. Hubert J. Blanchette, CEO of Lexi-Luu, exercised his right to exchange his 2.5 million common shares of Rocap for the return of 100 percent of the ownership of Lexi-Luu. This transaction effectively ended the parent-subsidiary relationship of Rocap and Lexi-Luu. As such, all references to Lexi-Luu activity in the financial statements are referred to as discontinued operations. See Footnote 5 “Discontinued Operations” for further discussion of the discontinued operations of Lexi-Luu.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Formation of Subsidiaries

During 2015, the Company formed two new subsidiaries.

Spiral Toys LTD. is a British Columbia entity formed on February 27, 2015. The purpose of Spiral Toys LTD. is to engage in the development of the Company’s products and offerings.

In March 2015, the Company organized Spiral Toys Hong Kong Ltd. in Hong Kong. Spiral Toys Hong Kong Ltd. was formed to enable the Company to monitor and oversee the production of Cloud Pets.

As of December 31, 2015, Spiral Toys Hong Kong Ltd.’s only asset was an accounts receivable of $34,749 USD, which was 100% reserved for bad debt and it had no liabilities; Spiral Toys LTD had no assets or liabilities as of December 31, 2015.

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

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
Spiral Toys LLC.	State of California	July 11, 2011 (July 1, 2014)	100%

Lexi-Luu Designs Inc. (discontinued 7/1/2014)	The State of Nevada	September 3, 2010 (September 15, 2010)	80%

Spiral Toys LTD	British Columbia	February 27, 2015	100%

Spiral Toys Hong Kong Ltd.	Hong Kong	March 2015	100%

The consolidated financial statements include all accounts of the Company and its consolidated subsidiaries and/or entities as of the reporting period ending dates and for the reporting periods then ended. All inter-company balances and transactions have been eliminated.

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

Revenue Recognition

Revenues from the sales of our products are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured.

Revenues from royalty income and product sales are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured, as noted in the appropriate accounting guidance.

Revenue was comprised of:

●	Consulting and other revenue is recognized upon the fulfillment of contractual milestones with pre-set remuneration;

●	Revenue from the manufacture of the electronic component contained within the CloudPets line is recognized upon shipment of the completed electronic part to the third party;

●	Royalty revenue from license fees and reimbursement of product development costs, which is earned when the Cloudpets are shipped to the retailer.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

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

The Company’s allowance for doubtful accounts was $48,191 for December 31, 2015 and $0 for 2014.

The Company does not have any off-balance-sheet credit exposure to its customers.

Gross Margin

Gross margin is equal to product sales, net of allowances less cost of goods sold. Cost of goods sold is associated with sales of our CloudPets products and includes direct costs associated with the purchase of components, sub-assemblies, and finished goods, and costs associated with the packaging, preparation, and shipment of the product.

Sales Return Allowances.

The Company sells products to distributors who resell the products to end customers. Sales returns allowances are estimated based on historical return data, and recorded at the time of sale. If the quality or efficacy of our products deteriorates or market conditions otherwise change, actual returns could be significantly higher than estimated, resulting in potentially material differences in cash flows from operating activities. In the absence of substantial historical sales/return data, for the year ended December 31, 2015, the Company set up a reserve for returned components. The estimate used is 0.5% of product sales and is recorded as a reduction in revenue. In future quarters, the adequacy of this reserve will be ascertained and increased/decreased accordingly based on historical data.

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

Level 1 —	Valuation based on unadjusted quoted market prices in active markets for identical securities.

Level 2 —	Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.

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

The Company’s notes payable line item approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2015.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Pursuant to Section 850-10-20 the related parties include (a). affiliates of the Company; (b). entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c). trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d). principal owners of the Company; (e). management of the Company; (f). other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g). other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: ( a). the nature of the relationship(s) involved; (b). description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c). the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d). amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Income Taxes

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no material adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2015 or 2014.

Valuation Allowance and Risks and Uncertainties

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 31, 2015, a valuation allowance of $2,235,200 has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.

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

There were no potentially dilutive common shares outstanding for the year ended December 31, 2015 or 2014.

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

Other Comprehensive Income and Foreign Currency Translation

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners.

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Spiral Toys LTD is the Canadian Dollar (“CAD”). The balance sheet accounts of Spiral Toys LTD are translated into United States dollars from CAD at year end exchange rates and all revenues and expenses are translated into United States dollars at average exchange rates prevailing during the periods in which these items arise. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Translation gains and losses are accumulated as accumulated other comprehensive income (loss), a component of stockholders’ equity.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which conforms US GAAP to IFRS by requiring that all deferred taxes be presented as noncurrent. This guidance does not change the existing requirement that only permits offsetting within a jurisdiction. ASU 2015-17 will be effective for interim and annual reporting periods beginning after December 15, 2016. Early application is permitted. Spiral is currently evaluating the impact of the adoption of ASU 2015-17 on its financial position.

Functional and Reporting Currency

The consolidated financial statements are presented in U.S. dollars. The Company’s functional currency is the U.S. dollar. The functional currency of Spiral Toys Hong Kong, Ltd. is the Hong Kong dollar and the functional currency of Spiral Toys LTD is the Canadian dollar. Assets and liabilities are translated using the exchange rate on the respective balance sheet dates. Items in the income statement and cash flow statement are translated into U.S. dollars using the average rates of exchange for the periods involved. The resulting translation adjustments are recorded as a separate component of other comprehensive income/(loss) within stockholders’ equity.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2015, a net loss and negative cash flows from operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – NOTES PAYABLE

Notes Payable-Related Parties

At December 31, 2015 and December 31, 2014 the Company had the following uncollateralized notes payable to related parties:

	December 31, 2015	December 31, 2014

Note dated October 25, 2010, with interest at 12% per annum, due on demand	$-	$15,000
Note dated January 27, 2012, non-interest bearing, due on January 26, 2013	-	5,000
Note dated February 27, 2012, non-interest bearing, due on February 26, 2013	-	5,000
Note dated March 31, 2012, non-interest bearing, due on March 30, 2013	-	250
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	-	2,472
Note dated April 18, 2012, with interest at 10% per annum, due on April 17, 2013	-	2,471
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	-	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	-	5,000
Note dated June 15, 2012, with interest at 10% per annum, due on June 14, 2013	-	2,943
Note dated January 23, 2013, with interest at 10% per annum, due on demand	-	2,970
Note dated March 5, 2013, with interest at 10% per annum, due on demand	-	7,500
Note dated March 20, 2013, with interest at 10% per annum, due on demand	-	8,700
Note dated June 3, 2013, with interest at 10% per annum, due on demand	-	10,000
Note dated June 12, 2013, with interest at 10% per annum, due on demand	-	10,000
Note dated October 9, 2013, with interest at 10% per annum, due on demand	-	8,432
Note dated December 12, 2013, with interest at 10% per annum, due on demand	-	15,000
Note dated March 25, 2014, with interest at 10% per annum, due on demand	-	10,000
Total related-party notes payable - current	$-	$115,738

In connection with the acquisition of Spiral, the holders of the Notes Payable-related parties agreed the notes would not be payable until the Company has raised at least $2 million in financing, and the Company agreed that the holders could, at any time, convert the principal and interest on the notes into common stock at $0.25 per share.

Convertible Short Term Notes

In July 2014, Spiral engaged a firm to provide marketing services. As part of the agreement, the vendor receives $7,000 per month in convertible notes which can be exchanged for common stock at $0.25 per share. Should the vendor chose to receive the common stock, it receives an equal number of shares in a “bonus” payment. As of December 31, 2014, $42,000 was due the vendor as a result of services provided during the fourth quarter of 2014. These shares (amounting to 168,000) were issued in March 2015. A comparable amount of Notes and shares were issued in November 2014 for amounts outstanding as of September 30, 2014.

The Company has recognized interest expense of $52,521 and $54,065 for the twelve months ending December 31, 2015 and 2014, respectively. For the year ended December 31, 2105, $42,000 was reported related to the above referenced convertible notes to the marketing firm and $9,175 for the related party notes. Of the amounts reported in 2014, $12,065 relates to the notes payable- related parties while $42,000 was incurred as interest on convertible short term notes during the Year.

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

The Company originally purchased the 2,500,000 shares of Lexi-Luu in 2010 pursuant to a Stock Purchase and Share Exchange Agreement dated as of September 30, 2010 (“the Agreement”). The transfers on July 1, 2014 occurred upon Mr. Blanchette’s exercise of an option given him in Section 3.3 of the Agreement, which provided Mr. Blanchette the right to exchange his shares in the Company for the shares of Lexi-Luu if the Company entered into an acquisition transaction that resulted in the dilution of Mr. Blanchette’s interest in the Company. The Company completed such an acquisition with its acquisition of Spiral Toys LLC. on July 1, 2014.

The Company’s financial statements have been retroactively restated so as to segregate the operations of the Lexi-Luu subsidiary, and to re-label such operations as discontinued. The Company’s financial statements as of December 31, 2014 report the gain on the Lexi-Luu disposition based on the removal of the balances as of July 1, 2014 as an increase in additional paid-in capital. The following table shows the assets and liabilities of Lexi-Luu as of July 1, 2014 as well as results of operations for the six months ended July 1, 2014.

July 1, 2014
Assets	$71,339
Liabilities	$512,840
Net Revenues	$210,767
Net Income (Loss)	$(23,752)

Upon disposition of Lexi-Luu on July 1, 2014, the net assets and liabilities were removed from the balances of the Company resulting in $373,408 being posted to additional paid in capital of the Company. As these transactions were with a related party, the gain on the disposition was recorded as an addition to Additional Paid in Capital.

The following table shows the results of operations of Lexi-Luu during certain periods when it was owned by the Company:

	For the Period Ended
	December 31, 2015	June 30, 2014
Sales	$-	$210,767
Cost of Goods Sold	-	110,368
Gross Profit	-	100,399
Operating Expenses	-	115,969
Loss from Operations	-	(15,570)
Other Income (Expenses)	-	(8,182)
Net Loss	$-	$(23,752)

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

Pursuant to the Agreement, on July 1, 2014 the Company purchased from Mark Meyers all of the membership interest in Spiral. In exchange for ownership of Spiral, the Company issued 18,130,667 shares of its common stock to Mark Meyers and his assignees, representing 50% of the outstanding shares. The shares were valued at $0.15 per share which is the common stock for cash sales price at the time of the transaction. Rocap also agreed to institute a bonus program pursuant to which Mark Meyers could earn an additional 4,126,133 shares of common stock based upon performance criteria as follows:

●	If during any fiscal quarter, the Company’s Operations provide net cash, calculated in accordance with generally accepted accounting principles, then the Company will issue to Meyers 2,063,067 shares of common stock;

●	If during each of the three consecutive calendar months the Company records “Adjusted Income from Operations derived from the Company Operations, then Meyers will be issued 2,063,066 shares of common stock. Adjusted Income from Operations shall mean income from Operations, calculated in accordance with generally accepted accounting principles, including appropriate accruals but excluding any non-cash transactions such as stock-based compensation of amortization of goodwill.

●	In the event that the Company becomes a party to a merger or consolidation in which the Company is not the surviving entity, or in the event that the Company sells substantially all of its asset and adopts a plan of liquidation, and if, on the date the Company executes the contract agreeing to such merger, consolidation or sale, the Company has recorded revenue during the preceding fiscal quarter, then the day prior to the effective date of such transaction the Company share issue 4,126,133 shares of common stock, less any stock issued in 1 and 2 above

Effective July 1, 2014 in connection with the acquisition, the Company recognized cash of $8 and liabilities (Advance from distributor) of $120,567. The Company recognized $2,840,203 of goodwill with this transaction.

At the closing on July 1, 2014, pursuant to the Agreement, Mr. William Clayton resigned from the Company’s Board of Directors and from his position on as Chief Operations Officer of the Company. The Board thereupon appointed Mark Meyers to serve as a member of the Board of Directors and as Chief Executive Officer of the Company.

In connection with the closing, Gordon McDougall (for himself and his company, Tezi Advisory) and Peter Henricsson agreed to modify the loans payable to them from the Company, which have an aggregate balance of approximately $120,000. The loans will be payable only when the Company has obtained financing of no less than $2,000,000, but will be convertible into the Company’s common stock at the creditor’s option at any time at a conversion rate of $0.25 per share.

Additionally, salaries payable of $276,250 were forgiven as part of the Spiral acquisition. These amounts, principally to two individuals, were eliminated and credited to Additional Paid in Capital.

Goodwill of $2,840,203 was recorded upon the acquisition of Spiral. The Company analyzes the goodwill periodically and if impairment is determined, adjusts the balances accordingly. During the fourth quarter of 2014, management determined that a complete write-off of the goodwill was justified and recorded an impairment charge of the full amount.

For the twelve-month period ended December 31, 2014 the operations of Spiral consisted of the following:

12/31/2014
Sales	$290,480
Operating Expenses	(618,567)

Net Loss	$(328,087)

NOTE 7- COLLABORATIVE ARRANGEMENTS

The Company entered into a distribution agreement with a Hong Kong based entity in 2013. Spiral receives 50% of the revenue generated in the sale of the items, net of the toy’s cost of production and a 10% allocation to the distributor for overhead. In addition, certain development costs were funded by the distribution entity and will be repaid out of the proceeds of the toy sales. At the end of 2014, the amount due the distributor totaled $0. Sales recorded during 2014 were $194,321. There was no operations in 2015.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares of which One Million (1,000,000) shares are preferred stock, par value $0.001 per share, and Seventy Four Million (74,000,000) shares are common stock, par value $0.001 per share.

Common Stock Issued for Services

The Company entered into agreements with vendors providing legal services, investment banking services, public relations services and marketing services, who received all or a portion of their remuneration in common stock equity. The Company records the appropriate expense as the shares are earned over the terms of their underlying agreements. As of December 31, 2015, all shares issued for these services were vested. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period.

On January 12, 2015, the Company issued 312,500 shares of common stock to three consultants initially valued at $46,875 in satisfaction of outstanding accounts payable of which $9,375 represented amounts incurred in 2014. The Company records the appropriate expense as the shares are earned over the terms of their underlying agreements. During the year ended December 31, 2015, the Company recorded $37,500 as legal and professional expenses.

On February 18 and March 19, 2015, the Company issued 89,636 shares of common stock initially valued at $26,891 to Uptick Capital LLC under a consulting service agreement. During the year ended December 31, 2015, the Company recorded $26,891 legal and professional expenses.

During the second quarter ended June 30, 2015, the Company issued 589,082 shares of common stock initially valued at $183,868 to six consultants. 200,000 shares of common stock were issued in exchange for legal services, 20,000 shares of common stock for public relations services, 33,333 shares of common stock for marketing services and 335,749 shares of common stock for investor relations services. During the year ended December 31, 2015, the Company recorded $183,868 as legal and professional expenses.

During the third quarter ended September 30, 2015, the Company issued 28,063 shares of common stock initially valued at $14,909 to Uptick Capital LLC under a consulting service agreement. In addition, 75,000 shares of common stock valued at $37,875 was issued to a member of the board of directors for services rendered. During the year ended December 31, 2015, the Company recorded $52,784 as legal and professional expenses.

During the fourth quarter ended December 31, 2015, the Company issued 143,388 shares of common stock initially valued at $53,786 to two consultants. 103,388 shares of common stock were issued in exchange for legal services and 40,000 shares of common stock for public relations services. The Company recorded $53,842 as legal and professional expenses.

Convertible Notes Payable

On March 1 and June 26, 2015, Echo Factory converted notes payable and was issued a total of 336,000 shares of common stock valued initially at $84,000 in connection with the conversion of notes payable (see Note 4).

Private Placements

During the three months ended June 30, 2014, the Company completed a private placement of its common stock. The Company received $104,250 in aggregate gross proceeds from the sale of a total of 695,000 shares of common stock at a price of $0.15 per share.

During the three months ended September 30, 2014, the Company completed a private placement of its common stock. The Company received $115,350 in aggregate gross proceeds from the sale of a total of 769,000 shares of common stock at a price of $0.15 per share.

During the three months ended December 30, 2014, the Company completed a private placement of its common stock. The Company received $558,500 in aggregate gross proceeds from the sale of a total of 3,383,333 shares of common stock at a price of $0.15 per share.

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

Spiral Toys LLC and disposition of Lexi-Luu

A total of 18,130,887 shares were issued in connection with the acquistion of Spiral Toys LLC and a reduction in the number of outstanding shares of 2,500,000 was recorded in connection with the disposition of Lexi-Luu.

NOTE 9 – MANAGEMENT CONTRACTS

On September 1, 2010, the Company entered into a management agreement (“Management Agreement”) with Peter Henricsson for consulting services to be provided by him (“Consultant”) in the capacity of President of the Company which required that the Company (i) to pay the Consultant $3,250 per month for three (3) years from date of signing and (ii) to issue the Consultant a total of 960,000 shares of the Company’s common stock payable on a quarterly basis over the term of the management agreement of 12 quarters (3 years). These shares were valued at $0.002 per share or $1,920 on the date of grant and amortized over the vesting period, or $160 per quarter.

On September 1, 2010, the Company entered into a management agreement (“Management Agreement”) with Tezi Advisory Inc. for consulting services to be provided by Gordon C. McDougall (“Consultant”) in the capacity of Vice President Finance of the Company which required that the Company to (i) pay the Consultant $3,250 per month for three (3) years from date of signing and (ii) to issue the Consultant a total of 960,000 shares of its common stock payable on a quarterly basis over the term of the management agreement of 12 quarters (3 years). These shares were valued at $0.002 per share or $1,920 on the date of grant and amortized over the vesting period, or $160 per quarter.

In connection with the acquisition of Spiral Toys LLC, all management agreements were ended and all accrued amounts due were modified. The Related Party Note was settled for a total of $100,000 during the third quarter of 2015.

NOTE 10-– CONCENTRATIONS

As of December 31, 2015, amounts due from one customer, Animal Magic Asia, Limited represents 86% of accounts receivable.

NOTE 11 – INCOME TAX

The Company and its subsidiaries are included in a consolidated Federal income tax return.

The provision for income taxes is as follows:

	2015	2014
Current:
Federal	-	-
State	-	-
Total Current	-	-
Deferred:	-	-
Total provision for income taxes:	-	-

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. Federal income tax rate of 42.8% in 2015 and 41% in 2014 to the loss before income taxes due to the following for the years ended December 31:

	2015	2014

Book Income	$(981,800)	$(1,482,400)
Goodwill amortization	(81,100)	1,176,200
Allowance for Doubtful Accounts	5,800	-
Meals and Entertainment	4,000	1,000
Unrealized gain/loss on exchange rate	-	-
Stock Compensation Expense	-	3,900
Valuation allowance	1,053,100	301,300
	$-	$-

Net deferred tax liabilities consist of the following components as of December 31, 2014 and 2013:

The Components of the Company’s deferred tax assets and liabilities are as follows:

	2015	2014

Deferred tax assets:
NOL Carryover	$1,233,100	$288,400
Allowance for Doubtful Accounts	5,200	-
Related Party Accruals	-	-
Deferred tax liabilities
Goodwill Amortization	996,900	-

Valuation allowance	(2,235,200)	(288,400)
Net deferred tax asset	$-	$-

At December 31, 2015, the Company had net operating loss carryforwards of approximately $3,162,000 that may be offset against future taxable income from the year 2016 through 2035. No tax benefit has been reported in the December 31, 2015 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 12- SHARE BASED COMPENSATION

On October 12, 2015, the Company adopted the Amended and Restated 2015 Equity Incentive Plan (“Performance Plan”) whereby up to 3,000,000 shares of the Company’s common stock may be issued under the Performance Plan.

There were no shares issued in 2015 and accordingly no expense has been recorded in connection with the Performance Plan.

NOTE 13-COMMITMENTS AND CONTINGENCIES

Purchase Orders

We issue inventory purchase orders, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation under certain circumstances.

Indemnities and Guarantees

The Company has executed certain contractual indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party. The Company has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada.

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

Litigation

On September 30, 2015, Shana Lee McCart-Pollak d/b/a LOL Buddies Enterprises, filed a complaint against On Demand Direct Response, LLC and On Demand Direct Response III, LLC, As Seen on TV, Inc., Spiral Toys LLC, Mark Meyers, Dragon-I Toys LLC, Jay at Play Int’l, Digital Target Marketing, Hutton Miller and Echo Factory in the United States District Court for the District of Nevada alleging conversion and that the CloudPets technology infringed upon Ms. Pollak’s inventions “Lots of Love Buddies”. Ms. Pollak’s action seeks unspecified damages. The Company believes these claims have no merit.

In the ordinary course of business, there may be other potential claims and lawsuits brought by or against the Company.

NOTE 14 — RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015, the Company received insurance services from EBNY Insurance Services, which a member of Company’s board of directors is a employee The board member referred EBNY and was not compensated.

NOTE 15 – SUBSEQUENT EVENTS

On January 8, 2016 the Company issued 90,000 shares of common stock initially valued at $26,100 in exchange for services.

On January 8, 2016, the Company issued 125,000 shares of common stock to two persons under the Company’s Amended and Restated 2015 Equity Incentive Plan (“Performance Plan”).

On January 22, 2016 (“Issue Date”), Spiral Toys, Inc. (the “Company”) entered into a Securities Purchase Agreement (“Purchase Agreement”), with two accredited investors pursuant to which the Company issued and sold for an aggregate purchase price of $200,000 (the “Purchase Price”) securities consisting of (a) original issue discount convertible promissory notes for an aggregate principal amount of $216,000 (collectively, the “Notes”) and (b) warrants (collectively, the “Warrants”) to purchase up to 470,000 shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”) at an exercise price of $0.50 per share, each dated as of the Closing Date. The Notes are subject to a one-time interest charge of 8%, and the principal amount underlying each Note and the interest accrued thereon is due and payable on the eighth month anniversary of the Issue Date. The Company may prepay the obligation within the 180 day period immediately following the issuance date without penalty. Upon the occurrence of any event of default that has not been cured as described in the Note, each note holder shall have the right, but not the obligation, to convert the outstanding balance of the Note along with all unpaid interest into an aggregate number of shares of the Company’s Common Stock (“Conversion Shares”) at a conversion price equal to 65% of the lowest sale price occurring during the fifteen (15) consecutive trading days immediately preceding the applicable conversion date on which the purchaser elects to convert all or part of the Note; provided, however, in no event shall the conversion price be lower than $0.01 per share. If the Company fails to convert the Notes into shares of Common Stock, the principal amount of the Note shall increase by $1,000 every day until the Company issues and delivers a certificate for the Conversion Shares.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Previous independent registered public accounting firm.

Effective January 4, 2016 (the “Resignation Date”) HJ Associates & Consultants, LLP (“HJ”) resigned as the independent registered public accounting firm for Spiral Toys, Inc. (the “Company”) in connection with HJ’s acquisition by Haynie & Company (“HC”) ..

The reports of HJ on the Company’s consolidated financial statements for the two most recent fiscal years ended December 31, 2014 and the quarter ended September 30, 2015 did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years ended December 31, 2014 and through the Resignation Date, there have been (i) no disagreements between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of HJ, would have caused HJ to make reference thereto in their reports on the consolidated financial statements for such years, as that term is described in Item 304(a)(1)(iv) of Regulation S-K; and (ii) no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided HJ with a copy of this Form 8-K and requested that HJ furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not HJ agrees with the above statements. A copy of such letter, dated January 7, 2016, is attached as Exhibit 16.1.

(b) New independent registered public accounting firm.

On January 7, 2016, the Company engaged HC, as its new independent registered public accounting firm. The engagement of HC as the Company’s independent registered public accounting firm was approved by the Company’s board of directors.

Prior to January 7, 2016, the Company did not consult with HC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that HC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A: CONTROLS AND PROCEDURES

Our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer) participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness specifically the lack of segregation of responsibilities due to the small number of members of management, inadequate documentation of internal controls and procedures, and the absence of oversight by an audit committee. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2015.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the Company’s internal control over financial reporting, management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2015. Management determined that at December 31, 2015, the Company had a material weakness related to its control environment because it did not have a sufficient number of personnel to permit adequate segregation of accounting duties, had inadequate documentation of internal controls, procedures and corporate documentation, a lack of timely reconciliations, and was without an audit committee.

Because of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the Internal Control—Integrated Framework issued by COSO.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only management’s report in its annual report.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following individuals are the members of Spiral Toys’ Board of Directors and/or its executive officers.

Name	Age	Position	Member of the Board Since

Mark Meyers	43	Chairman, Chief Executive Officer	2014
David Christopher Adams	48	Director	2014
Gary Paccagnini	57	Director	2015
Michael Drath	43	Director	2015
Akio Ariura	58	Chief Financial Officer	Not a Board
			Member

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

Christopher Adams

Mr. Adams has been involved in the management of international media, technology and entertainment (media) companies for the over 20 years. He was appointed to the Rocap board to contribute his experience in development of international online entertainment brands. Currently, Mr. Adams holds a number of Advisory, Director and Strategy Consulting Positions through his company, Orbit Media Group Pty Ltd including with: Manalto (MTL.AX) as Non-Exec Director, National Storage (NSR.AX) as a consultant, Advisor to Haystack, VoiceByte, Konvo and others. From March 2013 to December 2104, Mr. Adams was employed as CEO and Executive Director of RivusTV Ltd. d/b/a Spondo, where he has been responsible for the overall running and operations of the business and capital formation that contributed to the growth of that business. From April 2011 to December 2012, Mr. Adams was Founder of Beachball Media, which functioned as a social and digital media agency, prior to that, he consulted to various entities both in Australia and the US. From June 2008 to November 2009 Mr. Adams served as a consultant to Glam Media, where he contributed to the development and launch of Glam’s video platform, GlamTV. During his tenure at Facebook, from July 2006 to October 2008Mr. Adams was a Producer responsible for developing the user-generated content/reality show, “Facebook Diaries.”. From December 2003 to January 2006, Mr. Adams was employed by Participant Media, a film company, as Chief Visionary Officer and Senior V.P. for Business Development. In the six prior years, Mr. Adams held consulting or senior management positions in the software industry with Lycos, Amazon and as VP of Sales of Xpherix. Mr. Adams was awarded an MFA in professional writing in 1995 by the University of Southern California and a B.A. with majors in English Literature and Mass Communications in 1989 by the University of Denver. Mr. Adams’ management experience and his experience with media companies led us to the conclusion that he should serve as a Director.

Gary Paccagnini

Mr. Paccagnini brings more than 32 years of financial services experience to Spiral Toys. Mr. Paccagnini’s experience includes 25 years spent as an equity trader, including his tenure with Goldman Sachs, provides capital markets leadership to Spiral Toys’ board of directors

Mr. Paccagnini is currently a employee at EBNY Insurance Services, where he has served for the past eight years. Prior, he worked as a Senior Vice President of Equities for Goldman Sachs where he was an NYSE trading floor specialist and prior to that served as an equity trader and Limited Partner with Spear, Leeds & Kellogg. Paccagnini earned his Bachelor of Science degree from Montclair State University. Mr. Paccagnini’s experience in the financial services industry led us to the conclusion that he should serve as a director.

Michael Drath

Mr. Drath brings more than 15 years of corporate strategy, finance and operations experience, in public company and start-up environments. His experience includes consumer-facing media, products and services, Disney Consumer Products and Disney Mobile in both physical product and digital content sales. Since 2013, he has been the chief operating officer and chief financial officer of theAudience. Mr. Drath previously worked as a strategic and financial advisor for various media clients. Prior to 2013, Drath served as head of finance at Disney Mobile, as well as director of strategy and business development for Disney Consumer Products. He has also held various leadership and finance positions with Nielsen/The Cambridge Group, Bain & Company, and Deloitte. Drath earned his MBA with High Distinction from the University of Michigan’s Ross School of Business, and received Bachelor of Accounting and Bachelor of Commerce degrees from the University of the Witwatersrand, Johannesburg, South Africa.  Mr. Drath’s extensive experiod in the area of product and digital content sales led us to the conclusion that he should serve as a director.

Akio Ariura

Mr. Ariura has more than 35 years of finance and management experience in public company and start-up environments From April 2014 until his appointment as Chief Financial Officer in July 2015, Mr. Ariura served as an independent contractor for various entities such as Kibush Capital Corporation, providing accounting and other financial and management services. From August 2006, Mr. Ariura was first, the Chief Financial Officer, and from November 2008 until April 2014, the Chief Financial and Operating Officer, of Radient Pharmaceuticals Corporation, a former publicly-traded corporation engaged in the research, development, manufacturing, sale and marketing of the Onko-Sure® test kit, a proprietary in-vitro diagnostic cancer test. From September 2004 until joining Radient Pharmaceuticals Corporation, Mr. Ariura was employed by Resources Global Professionals, providing both public and private companies with consulting services relating to Sarbanes-Oxley compliance, SEC filings and special project financial and management services. Mr. Ariura received a B.S. in Business Administration from University of Southern California

Family Relationship

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

Compliance with Section 16(a) of the Exchange Act

The officers, directors and 10% shareholders of the Company are not subject to Section 16(a) of the Exchange Act, as the Company does not have securities registered under Section 12 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid by Spiral Toys and its subsidiaries to our Chief Executive Officers for services as such during 2015 and 2014. There were no other executive officers whose total salary and bonus for 2015 exceeded $100,000.

Summary Compensation Table

	Year	Salary	Bonus(5)	Stock Award	Options Award	Other Compensation(6)	Total
Mark Meyers(1)	2015	$250,000	$65,000			$12,129	$327,129
	2014	$120,000	-	-	-	$1,554	$124,554

Akio Ariura (2)	2015	$150,000				$6,600	$156,600

Gordon McDougall(2)	2014	$44,500	–	–	–	–	$44,500

Peter Henricsson(3)	2014	3,250	–	–	–	–	$3,250
	2013	–	–	–	–	–	–
	2012	–	–	–	–	–	–

(1)	Mark Meyers was appointed CEO on July 1, 2014.

(2)	Akio Ariura joined the Company and was appointed CFO on July 20, 2015. Mr. Ariura’s salary from July 20 to December 31, 2015 was $68,469.

(3)	Gordon McDougall served as CEO from January 27, 2014 until July 1, 2014.

(4)	Peter Henricsson served as CEO from 2010 until January 27, 2014.

(5)	These amounts represents additional compensation under an agreement with Spiral Toys Inc

(6)	In 2015 Mark Meyers received $12,129 and Akio Ariura received $6,600 for health insurance reimbursement. In 2014, Mark Meyers received $1,554 for health insurance reimbursement.

Outstanding Equity Awards at Fiscal Year-End

None.

Employment Agreements, Termination of Employment and Change-in Control Agreements

Offer Letter-Akio Ariura

In accordance with the terms of an offer letter dated July 17, 2015 (the “Effective Date”), the Company agreed to pay Akio Ariura, the Company’s Chief Financial Officer, a salary of $150,000 per year. In addition, the Company agreed to recommend to the board of directors, a grant of 500,000 restricted shares of the Company’s common stock (the “Restricted Stock”) to be issued under the Company’s equity incentive plan in effect at the time of the grant The Company agreed to recommend to the Board that the Restricted Stock be subject to the following vesting schedule: one-half of the shares of Restricted Stock will vest on the first anniversary of the Effective Date and one-half of the shares of Restricted Stock will vest on the second anniversary of the Effective Date, provided that he remains an employee of the Company on all such vesting dates. If the Company is successful in listing its common stock on The NASDAQ Stock Market LLC or another national stock exchange, or if a Change in Control (as defined in the Plan) occurs, all unvested shares of the Restricted Stock will immediately vest. The Company also agreed to pay Mr. Ariura an amount not to exceed $1,200 per month (the “Benefit Payment”) for his purchase of health insurance benefits. As of the date of this report, the Restricted Stock has not been issued.

Mr. Ariura is an employee at will. Upon termination of his employment, unless the Company and Mr. Ariura agree in writing to another arrangement, Mr. Ariura will be entitled to receive (i) any accrued and unpaid compensation earned up to and including the date of his termination and (ii) that portion of the Benefit Payment earned up to and including the date of his termination.

Stock Grant Agreement

In connection with the acquisition of Spiral LLC, the Company and Mark Meyers entered into that certain Conditional Stock Grant Agreement (the “Stock Grant Agreement”), pursuant to which the Company agreed to issue up to an aggregate of 4,126,133 shares of the Company’s common stock upon the satisfaction of certain performance based milestones as described herein:

Pursuant to the Agreement, on July 1, 2014 the Company purchased from Mark Meyers all of the membership interest in Spiral. In exchange for ownership of Spiral, the Company issued 18,130,667 shares of its common stock to Mark Meyers and his assignees, representing 50% of the outstanding shares. The shares were valued at $0.15 per share which is the common stock for cash sales price at the time of the transaction. Rocap also agreed to institute a bonus program pursuant to which Mark Meyers could earn an additional 4,126,133 shares of common stock based upon performance criteria as follows:

●	If during any fiscal quarter, the Company’s operations on a consolidated basis (excluding operations of the Company discontinued after July 1, 2014 and the operations of any subsidiary acquired after July 1, 2014) (the “Company Operations”) resulted in net cash, calculated in accordance with generally accepted accounting principles, then the Company will issue 2,063,067 shares of common stock to Mr. Meyers;

●	If during each of the three consecutive calendar months the Company records “Adjusted Income from Operations” then the Company will issue 2,063,066 shares of common stock. Adjusted Income from Operations shall mean income from Company Operations, calculated in accordance with generally accepted accounting principles, including appropriate accruals but excluding any non-cash transactions such as stock-based compensation of amortization of goodwill.

●	In the event that the Company becomes a party to a merger or consolidation in which the Company is not the surviving entity, or in the event that the Company sells substantially all of its asset and adopts a plan of liquidation, and if, on the date the Company executes the contract agreeing to such merger, consolidation or sale, the Company has recorded revenue during the preceding fiscal quarter, then the day prior to the effective date of such transaction the Company share issue 4,126,133 shares of common stock, less any shares of common stock issued as described above

 The Stock Grant Agreement terminates on August 11, 2017

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Committees of the Board of Directors; Policy Regarding Stockholder Nominations

Due to the small size of our company and our limited financial and management resources, our Board of Directors does not have an audit committee, a nominating committee or a compensation committee. All members of the Board participate in the nomination of directors and in determining executive and director compensation. Our Board does not currently have a policy with regard to the consideration of any director candidates recommended by stockholders and that did not change during the past year.

Compensation of Directors

The board of directors has agreed that, for his services, the Company will issue 150,000 shares of common stock to David Christopher Adams, which will vest quarterly over two years of service beginning in August 2014. To date, 75,000 of those shares have been issued. The aggregate fair value of the common stock on the date of grant, computed in accordance with FASB ASC Topic 718, was $37,800.

Except as set forth in the preceding paragraph, no compensation was given to members of the board of directors for services during 2015.

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

Title of Class	Name, Title and address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percentage of Common Stock (1)(2)
Common Stock	Mark Meyers-CEO and Director	9,483,528	(3)	18.62%
	30077 Agoura Court, Suite 230
	Agoura Hills, CA 9130

Common Stock	Jorge Freitas, CTO	3,626,133		7.12%
	30077 Agoura Court, Suite 230
	Agoura Hills, CA 9130

Common Stock	Chris Adams-Director	75,000		0.15%
	30077 Agoura Court, Suite 230
	Agoura Hills, CA 9130

Common Stock	Gary Pacagnini-Director	310,000		0.61%
	30077 Agoura Court, Suite 230
	Agoura Hills, CA 9130

Common Stock	All Directors and Executive Officers (4 persons)	13,494,661		26.50%

Common Stock	Shannon Meyers	3,626,134		7.12%
	3283 Windmist
	Thousand Oaks, CA 91362

Common Stock	F.A. Ventures	6,775,667		13.31%
	No 1 Orchid Garden Street Belmopan, Belize

Common Stock	Natal Holdings LLC	4,390,000	(4)	8.62%
	William Clayton, Managing Member
	18521 E. Queen Creek 105 #201
	Queen Creek, AZ 85142

		14,791,801		29.05%

(1)	Based upon 50,918,919 shares outstanding as of March 21, 2016.

(2)	Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)	Excludes up to an additional 4,126,133 shares of common stock issuable in accordance with the Stock Grant Agreement.

(4)	William Clayton is the Managing Member of Natal Holdings LLC, and has sole voting and investment control over the shares of common stock of the Company owned by Natal Holdings, LLC

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, during the Company’s last two fiscal years through the date of this report, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for such fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

As of December 31, 2015 and 2014 the Company was indebted to related parties in the amounts of $0 and $115,738, respectively. These notes are unsecured, and accrue interest at rates ranging from zero to 12 percent per annum.

With regards to these notes to related parties, the following was applicable during 2015 and 2014 respectively:

	2015	2014

Highest indebtedness of principal	$115,738	$115,738
Principal paid	$79,277	$-
Interest accrued	$9,175	$12,065
Interest paid	$20,723	$-

On September 11, 2015, the Company entered into a Debt Settlement Agreement (the “Debt Settlement Agreement”) with Peter Henricsson, Gordon McDougall, a former director of the Company, and Tezi Advisory, Inc., a company solely owned by Mr. McDougall (collectively, the “Lenders”) pursuant to which the Company delivered and the Lenders accepted an aggregate amount of $100,000 (the “Debt Settlement Amount”) in full satisfaction of an aggregate principal amount of $120,000 plus all accrued, unpaid interest (the “Total Debt”) due to the Lenders.  In addition, the Lenders agreed to  release the Company from any and all claims and liability arising from the Total Debt.

On September 15, 2015, the Company entered into a Debt Settlement and Release Agreement (the “Debt Settlement and Release Agreement”) with Laura Fewtrell (“Fewtrell”).  Pursuant to that Debt Settlement and Release Agreement, Fewtrell acknowledged and agreed that a portion of the Total Debt represented amounts advanced to the Company by Fewtrell, and that portion of the Debt Settlement Amount delivered to Tezi Advisory, Inc. in accordance with the Debt Settlement Agreement satisfied any amounts due to Fewtrell for amounts previously advanced to the Company (“Fewtrell’s Debt”).  Fewtrell also agreed to release the Company from any and all claims and liability that may arise from Fewtrell’s Debt.

Director Independence

An “independent” director is a director who meets the definition of independence as set forth in NASDAQ Listing Rule 5605(a)(2), as determined by the Board. The Board of Directors has determined that each of the non-employee directors — Christopher Adams, Gary Paccagnini, and Michael Drath — satisfies the independence criteria set forth in NASDAQ Listing Rule 5605(a)(2).

For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationships (including vendor, supplier, consulting, legal, banking, accounting, charitable and family relationships) with the Company, other than as a director and stockholder. NASDAQ Listing Rule 5605(a)(2) also imposes certain per se bars to independence, which are based upon a director’s relationships with the Company currently and during the three years preceding the Board’s determination of independence.

The Board considered all relevant facts and circumstances in making its determinations, including the following:

●	No non-employee director receives any direct compensation from the Company other than under the director compensation program described in this proxy statement.

●	No immediate family member (within the meaning of the NASDAQ Listing Rule 5605(a)(2)) of any non-employee director is an employee of the Company or otherwise receives direct compensation from the Company.

●	No non-employee director (or any of their respective immediate family members) is affiliated with or employed in a professional capacity by the Company’s independent accountants.

●	No non-employee director is a member, partner, or principal of any law firm, accounting firm or investment banking firm that receives any consulting, advisory or other fees from the Company.

●	No executive officer of the Company is on the compensation committee of the board of directors of a company that employs any of our non-employee directors (or any of their respective immediate family members) as an executive officer.

●	No non-employee director (or any of their respective immediate family members) is indebted to the Company, nor is the Company indebted to any non-employee director (or any of their respective immediate family members).

●	No non-employee director serves as an executive officer of a charitable or other tax-exempt organization that received contributions from the Company.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2015, and 2014:

	2015	2014
Fee category

Audit fees	$68,305	$57,305
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Total fees	$68,305	$57,305

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

PART IV

ITEM 15. EXHIBITS.

(a) Exhibits

Number	Description of Exhibit

3.1	Articles of Incorporation and Certificate of Correction (1)

3.1(a)	Articles of Merger of Spiral Toys Inc. into Rocap Marketing, Inc. filed on January 22, 2015 - filed as an exhibit to the Current Report on Form 8-K filed on January 23, 2015 and incorporated herein by reference.

3.2	By-Laws (2)

10.1	Form of Subscription Agreement for Private Placement. (3)

10.2	Debt Settlement Agreement by and among the Company, Peter Henricsson, Gordon McDougall, and Tezi Advisory, Inc (5)

10.3	Debt Settlement Agreement by and among the Company and Laura Fewtrell (5)

10.4	Securities and Purchase Agreement dated January 22, 2016(6)

10.5	8% Promissory Note dated January 22, 2016(6)

10.6	Warrant to Purchase Shares of Stock dated January 22, 2016(6)

10.7	Offer Letter to Akio Ariura, dated July 19, 2015(7)

10.8	Conditional Stock Grant Agreement dated August 11, 2014(4)

21.1	Subsidiaries(3)

31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (3)

31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (3)

32.1	CEO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INC	XBRL Instance (3)

101.SCH	XBRL Schema (3)

101.CAL	XBRL Calculation (3)

101.DEF	XBRL Definition (3)

101.LAB	XBRL Label (3)

101.PRE	XBRL Presentation (3)

(1)	Incorporated by reference to our Registration Statement on Form S-1 filed on December 23, 2011.

(2)	Incorporated by reference to our Registration Statement on Form S-1/A-1 filed on February 28, 2012.

(3)	Filed herewith.

(4)	Furnished herewith.

(5)	Incorporated by reference from our Current Report on Form 8-K filed on September 17, 2015.

(6)	Incorporated by reference from our Current Report on Form 8-K filed on January 28, 2016.

(7)	Incorporated by reference from our Current Report on Form 8-K filed on July 23, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spiral Toys, Inc.

Dated: March 30, 2016	By:	/s/ Mark Meyers
	Name:	Mark Meyers
	Its:	Chief Executive Officer, Principal Executive Officer

Dated: March 30, 2016	By:	/s/ Akio Ariura
	Name:	Akio Ariura
	Its:	Chief Financial Officer, Chief Accounting Officer, Principal Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mark Meyers
March 30, 2016
Mark Meyers
Director, Chief Executive Officer

/s/ Akio Ariura
March 30, 2016
Akio Ariura
Chief Financial and Accounting Officer

/s/ Michael Drath
March 30, 2016
Michael Drath, Director

/s/ David Christopher Adams
March 30, 2016
David Christopher Adams, Director

/s/ Gary Paccagnini
March 30, 2016
Gary Paccagnini, Director

