Form 10-Q
period 2016-03-31
Spiral Toys Inc.
filed 2016-05-13
CIK 1520108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ”large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 5,2016, the Registrant had 49,685,215 shares of its common stock, 0.001 par value outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPIRAL TOYS INC.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$37,537	$180,743
Accounts receivable, net of allowance of $48,191	1,357,689	1,539,392
Prepaid expenses	30,329	23,895
Total Current Assets	1,425,555	1,744,030
OTHER ASSETS
Security deposit	6,800	6,800
Total Other Assets	6,800	6,800
TOTAL ASSETS	$1,432,355	$1,750,830

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,884,647	$1,557,488
Promissory notes, net of discount of $70,667	156,885	-
Derivative liabilities	88,230	-
Total Current Liabilities	2,129,762	1,557,488
TOTAL LIABILITIES	2,129,762	1,557,488

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.001, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock: par value $0.001, 149,000,000 shares authorized; 49,448,919 and 48,833,919 shares issued and outstanding, respectively.	49,448	48,833
Additional paid-in capital	7,000,018	6,838,283
Accumulated other comprehensive loss	(8,471)	(2,304)
Accumulated deficit	(7,738,402)	(6,691,470)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(697,407)	193,342
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,432,355	$1,750,830

See accompanying notes to the condensed consolidated financial statements.

SPIRAL TOYS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

SALES
Product sales, net	$-	$-
Royalty income	-	-
Consulting- product development	-	10,000
Total Sales	-	10,000
COST OF GOODS SOLD	-	-
GROSS MARGIN	-	10,000

OPERATING EXPENSES
Product development costs	132,333	174,165
Legal and professional expenses	229,709	196,078
Salaries and consulting	543,755	148,963
General and administrative	67,899	69,545
Product promotion	35,930	-
Total Operating Expenses	1,009,626	588,751
LOSS FROM OPERATIONS	(1,009,626)	(578,751)
OTHER EXPENSE
Interest expense	(31,606)	(25,009)
Change in fair value of derivative liabilities	(5,700)	-
Total Other Expense	(37,306)	(25,009)
LOSS BEFORE INCOME TAX PROVISION	(1,046,932)	(603,760)
Income tax provision	-	-
NET INCOME (LOSS)	$(1,046,932)	$(603,760)
OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(6,167)	-
COMPREHENSIVE LOSS	$(1,053,099)	$(603,760)

NET INCOME (LOSS) PER COMMON SHARE
Net loss per share:
BASIC AND DILUTED	$(0.02)	$(0.01)

Weighted average common shares outstanding
BASIC AND DILUTED	49,017,863	41,834,653

See accompanying notes to the condensed consolidated financial statements.

SPIRAL TOYS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

OPERATING ACTIVITIES:
Net income/(loss)	$(1,046,932)	$(603,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and original issue discount	27,863	-
Change in fair value of derivative instruments	5,700	-
Shares-based compensation related to common stock	62,350	73,766
Notes for services	-	42,000
Changes in operating assets and liabilities:
Accounts receivable	181,703	-
Prepaid expenses	(6,434)	-
Accounts payable	327,159	97,912
Accrued interest	11,552	3,011
Cash Used in Operating Activities	(437,039)	(387,071)
Net Cash Used in Operating Activities	(437,039)	(387,071)

INVESTING ACTIVITIES:
Cash Provided from Investing Activities	-	-

FINANCING ACTIVITIES:
Proceeds from promissory notes	200,000	-
Proceeds from common stock to be issued	-	100,000
Proceeds from sale of common stock for cash	100,000	125,000
Net Cash Provided by Financing Activities	300,000	225,000
Effect of exchange rates on cash and cash equivalents	(6,167)	-
NET CHANGE IN CASH	(143,206)	(162,071)
CASH AT BEGINNING OF YEAR	180,743	245,091
CASH AT END OF PERIOD	$37,537	$83,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$323	$-
Income tax paid	$-	$-

Non-Cash Investing and Financing Activities:
Common stock issued for note payable	$-	$42,000
Debt discount for new issuances	$82,530	$-
Original Issue Discount	$16,000	$-

See accompanying notes to the condensed consolidated financial statements.

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — MANAGEMENT’S REPRESENTATION

The accompanying condensed consolidated financial statements of Spiral Toys, Inc (the “Company,” “Spiral,” “we,” or “our”), have been prepared in accordance with accounting principles generally accepted in the United States, or “GAAP”. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015 and include all normal recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2016, and its results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the December 31, 2015 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. The report of the Company’s independent registered public accounting firm on the consolidated financial statements included in Form 10-K contains a qualification regarding the substantial doubt about the Company’s ability to continue as a going concern.

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto, other than as disclosed in the accompanying notes.

Interim Financial Information

The interim financial information of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited, and the balance sheet as of December 31, 2015 is derived from audited financial statements.  The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2016.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Spiral Toys Inc (formerly known as Rocap Marketing Inc.)

Spiral was incorporated under the laws of the State of Nevada on September 2, 2010 under the name of Rocap Marketing Inc. In January 2015, the Company changed its name to Spiral Toys Inc.

Spiral Toys LLC

Spiral Toys LLC, (“Spiral LLC”) was formed as a limited liability company under the laws of the State of California on July 12, 2011. Spiral LLC develops entertainment products that include both physical toys as well as digital media.

During 2015, the Company recognized revenue from its physical toy line in two ways: The primary revenue source was royalty income from license fees, which are earned when the goods are shipped to the retailer. However, Spiral also became involved in the manufacturing of the CloudPets line, to the extent that Spiral outsourced the fabrication of the electronic components for the CloudPets units, purchased the components and then resold them to the entity that assembled the CloudPets.

The Company terminated its involvement in manufacturing in the fourth quarter of 2015, and realized no royalty income in the three months ended March 31, 2016. The Company earned $10,000 in revenue during the period ended March 31, 2015 from product development consulting fees.

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Formation of Subsidiaries

During 2015, the Company initiated formation of two new subsidiaries.

Spiral Toys LTD. is a British Columbia entity formed on February 27, 2015. The purpose of Spiral Toys LTD. is to engage in the development of the Company’s products and offerings.

In March 2015, the Company organized Spiral Toys Hong Kong Ltd. in Hong Kong. Spiral Toys Hong Kong Ltd. was formed to enable the Company to monitor and oversee the production of its products in China.

Spiral Toys Hong Kong Ltd. had no asset or liabilities as of March 31, 2016 and no income or expense for the three months ended March 31, 2016. Spiral Toys LTD had $7,959USD in assets, liabilities of $110,233USD as of March 31, 2016 and expenses of $122,405USD for the three months ended March 31, 2016.

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of	State or other jurisdiction of	Date of incorporation or formation
consolidated subsidiary or entity	incorporation or organization	(date of acquisition, if applicable)	Attributable interest
Spiral Toys LLC.	State of California	11-Jul-11	100%
		(July 1, 2014)

Spiral Toys LTD	British Columbia	27-Feb-15	100%

Spiral Toys Hong Kong Ltd.	Hong Kong	Mar-15	100%

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; and obsolescence; the carrying value, recoverability and impairment, if any, of long-lived assets including the values assigned to and the estimated useful lives of equipment, and interest rate; revenue recognized or recognizable; sales returns and allowances; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

 SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Actual results could differ from those estimates.

Revenue Recognition

Revenues from royalty income and product sales are recognized when persuasive evidence of an arrangement exists, title and risk of loss have passed to the buyer, the price is fixed or readily determinable and collection is reasonably assured, as noted in the appropriate accounting guidance.

Revenue from product development contracts is recognized upon the fulfillment of contractual milestones with pre-set remuneration.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification (“ASC”) to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Pursuant to ASC paragraph 310-10-50-2 account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted ASC paragraph 310-10-50-6 and determines when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company’s allowance for doubtful accounts was $48,191 as of March 31, 2016 and $0 for the same period in 2015.

The Company does not have any off-balance-sheet credit exposure to its customers.

Gross Margin

Gross margin is equal to product sales, net of allowances less cost of goods sold. Cost of goods sold is associated with sales of our products and includes direct costs associated with the purchase of components, sub-assemblies, and finished goods, and costs associated with the packaging, preparation, and shipment of the product.

Sales Return Allowances.

The Company sells products to distributors who resell the products to end customers. Sales returns allowances are estimated based on historical return data, and recorded at the time of sale. If the quality or efficacy of our products deteriorates or market conditions otherwise change, actual returns could be significantly higher than estimated, resulting in potentially material differences in cash flows from operating activities. In the absence of substantial historical sales/return data, the Company set up a reserve for returned components. The estimate used is 0.5% of product sales and is recorded as a reduction in revenue. In future quarters, the adequacy of this reserve will be ascertained and increased/decreased accordingly based on historical data.

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

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company applies the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the three months ended March 31, 2016, the Company issued promissory notes with warrants and recorded derivative liabilities related to the reset provision associated with the exercise price of the warrants. The fair value of these derivative liabilities on the grant date was $82,530 as computed using the Black Scholes option pricing model. Due to the reset provisions within the warrants, the Company determined that the Black-Scholes Model was most appropriate for valuing this instrument.

In January 2016, the Company granted 470,000 warrants to two investors in connection with sale of a promissory note.

The exercise price of the warrants has reset provisions which are accounted for as derivative instruments in accordance with relevant accounting guidance. At the date of grant, the warrants were valued at $82,530 which reasonably represents the fair value as computed using the Black-Scholes option pricing model.

The Company re-measured the fair values of its derivative liabilities as of each period end and recorded an aggregate increase of $5,700 in the fair value of the derivative liabilities as a component of other expense during the three months ended March 31, 2016.

Fair Value of Financial Instruments

The Company follows ASC paragraph 825-10-50-10 for disclosures about fair value of its financial instruments and ASC paragraph 820-10-35-37 to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In applying the Black-Scholes options model, the Company used the following assumptions to value its derivative liabilities during the three months ended March 31, 2016:

For the three months ended
March 31, 2016

Annual dividend yield	-
Expected life (years)	2.84 - 3.00
Risk-free interest rate	0.87% — 1.11%
Expected volatility	122.47% — 123.56%

The warrants contain an optional cashless exercise provision. The cashless exercise provision expires once the underlying instrument’s shares are registered.

The following table presents the Company’s warrants measured at fair value on a recurring basis as of March 31, 2016

	Level 3 Carrying Value at
	March 31, 2016	March 31, 2015
Derivative liabilities:
Warrants	$88,230	$-
Total derivative liability	$88,230	$-

The following table shows the classification of the Company’s liability at March 31, 2016 that are subject to fair value measurement and the roll-forward of these liabilities from December 31, 2015:

	For the three months ended
	March 31,
	2016	2015
Balance at beginning of year	$-	$-
Derivative liabilities added-warrants	82,530
Net change in fair value included in net loss	5,700	-
Ending balance	$88,230	$-

The carrying amounts of the Company’s cash, accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The Company believes the carrying amount of its promissory note, net of discount approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments.

Cash Equivalents

For the purposes of the condensed statement of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

Basic and Diluted Income (Loss) Per Share

Basic net loss per common share from operations is computed based on the weighted-average number of shares outstanding for the period. Diluted net loss per share from operations is computed by dividing net loss by the weighted-average shares outstanding assuming all dilutive potential common shares were issued. In periods of losses from operations, basic and diluted loss per share before operations is the same as the effect of shares issuable upon the conversion of debt and issuable upon the exercise of stock options and warrants which is anti-dilutive. Basic and diluted income per share from operations are also the same, as FASB ASC 260-10 requires the use of the denominator used in the calculation of loss per share from operations in all other calculations of earnings per share presented, despite the dilutive effect of potential common shares.

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the conversion prices in effect, the potentially dilutive effects of 470,000 warrants were not considered in the calculation of EPS as the effect would be anti-dilutive on March 31, 2016. There were no warrants outstanding as of March 31, 2015.

Functional and Reporting Currency

The condensed consolidated financial statements are presented in U.S. Dollars. The Company’s functional currency is the U.S. dollar. The functional currency of Spiral Toys Hong Kong, Ltd is the Hong Kong dollar and the functional currency of Spiral Toys LTD is the Canadian dollar. Assets and liabilities are translated using the exchange rate on the respective balance sheet dates. Items in the income statement and cash flow statement are translated into U.S. dollars using the average rates of exchange for the periods involved. The resulting translation adjustments are recorded as a separate component of other comprehensive income/(loss) within stockholders’ equity.

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

Risks and Uncertainties

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Customers

As of March 31, 2016, amounts due from one customer, Animal Magic Asia, Limited represents approximately 88% of accounts receivable.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s results of operations and financial condition.

In March 2016, the FASB issued an accounting standards update as part of its simplification initiative. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. Other provisions of the new standard relate to nonpublic entities and eliminate guidance that had not become effective. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its condensed consolidated financial statements.

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incurred losses from operations of $1,009,626 and $578,751 for the three months ended March 31, 2016 and 2015, respectively, and had an accumulated deficit of $7,738,402 at March 31, 2016. In addition, the Company used cash in operating activities of $437,039 for the three months ended March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

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

On February 24, 2016, we filed a motion in the United States District Court, District of Nevada, a motion to dismiss third-party defendants Spiral Toys LLC and Mark Meyers from the third party compliant filed by Shana Lee McCart-Pollak. In the event that the Court does not dismiss the Third Party compliant, the Third Party defendants requests the Court order Shana Lee McCart-Pollack file a more definite statement relating to any claim not dismissed.

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS’ (DEFICIT) EQUITY

Shares Authorized

The total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Fifty Million (150,000,000) shares of which One Million (1,000,000) shares are preferred stock, par value $0.001 per share, and One Hundred Forty Nine Million (149,000,000) shares are common stock, par value $0.001 per share.

Common Stock Issued for Services

The Company entered into agreements with vendors providing legal services, investment banking services, public relations services and marketing services, which received all or a portion of their remuneration in common stock equity. The Company records the appropriate expense as the shares are earned over the terms of their underlying agreements. As of March 31, 2016, all shares issued for these services were vested. In accordance with FASB ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period.

On January 8, 2016 the Company issued 85,000 shares of common stock initially valued at $24,650 in exchange for services.

On January 8, 2016, the Company issued 130,000 shares of common stock to three persons under the Company’s Amended and Restated 2015 Equity Incentive Plan (“Performance Plan”). During the three months ended March 31, 2016, the Company recorded $37,700 as legal and professional fees related to shares issued to those professionals.

NOTE 6 - FINANCING ACTIVITIES

On January 22, 2016 (“Issue Date”), the “Company entered into a Securities Purchase Agreement (“Purchase Agreement”), with two accredited investors pursuant to which the Company issued and sold for an aggregate purchase price of $200,000 (the “Purchase Price”) securities consisting of (a) original issue discount convertible promissory notes for an aggregate principal amount of $216,000 (collectively, the “Notes”) and (b) warrants (collectively, the “Warrants”) to purchase up to 470,000 shares (the “Warrant Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”) at an exercise price of $0.50 per share, each dated as of the Closing Date. The Notes are subject to a one-time interest charge of 8%, and the principal amount underlying each Note and the interest accrued thereon is due and payable on the eighth month anniversary of the Issue Date. The Company may prepay the obligation within the 180 day period immediately following the issuance date without penalty. Upon the occurrence of any event of default that has not been cured as described in the Note, each note holder shall have the right, but not the obligation, to convert the outstanding balance of the Note along with all unpaid interest into an aggregate number of shares of the Company’s Common Stock (“Conversion Shares”) at a conversion price equal to 65% of the lowest sale price occurring during the fifteen (15) consecutive trading days immediately preceding the applicable conversion date on which the purchaser elects to convert all or part of the Note; provided, however, in no event shall the conversion price be lower than $0.01 per share. If the Company fails to convert the Notes into shares of Common Stock, the principal amount of the Note shall increase by $1,000 every day until the Company issues and delivers a certificate for the Conversion Shares.

During the quarter ended March 31, 2016, the Company received $100,000 from an accredited investor in connection with a subscription for 400,000 shares of its common stock, at a per share price of $0.25, A certificate for the shares was issued subsequent to March 31, 2016.

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of activity with respect to warrants outstanding follows:

	Three months ended
	March 31, 2016
	Warrants	Weighted Average Exercise Price

Outstanding and exercisable, January 1, 2016	-	-
Granted	470,000	0.50
Exercised	-	-
Outstanding and exercisable, March 31, 2016	470,000	0.50

NOTE 7 - SUBSEQUENT EVENTS

On April 6, 2016 the Company filed a Certificate of Amendment to its Articles of Incorporation which increased the number of authorized shares of common stock from 74,000,000 to 149,000,000.

On April 11, 2016 the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement with two accredited institutional investors. The Securities Purchase Agreement provides for the sale by the Company of 10% Original Issue Discount Senior Convertible Debentures Due April 12, 2017 (the “Debentures”) at two closings. The initial closing occurred on April 12, 2016, at which time the Company sold Debentures in the aggregate principal amount of $756,250 for an aggregate purchase price of $625,000. The aggregate principal amount of the Debentures sold on April 12, 2016 will be reduced to $675,800, if the Company’s registration statement for resale of the shares underlying the Debentures (the “Registration Statement”) is declared effective by the Securities and Exchange Commission (“SEC”) prior to July 11, 2016, or prior to August 10, 2016 if the SEC performs a full review of the Registration Statement.

When the SEC declares the Registration Statement effective, the second closing will occur, subject to customary closing conditions. At the second closing, the Company will sell to the investors Debentures in the aggregate principal amount of $594,000 for a purchase price of $550,000.

Each Debenture matures one year from its date of issuance. The Debentures bear interest at 10% per annum, which is payable in common stock or in cash, subject to a make-whole provision if a Debenture is converted or redeemed prior to maturity. The holder may convert the principal amount of a Debenture into shares of the Company’s common stock - initially at a conversion price of $.50 per share, then at $.35 per share after the Registration Statement is declared effective. If at any time the five day average VWAP for the Company’s common stock falls below $.22 or the single day VWAP falls below $.15, the conversion price will be adjusted to equal 60% of the lowest VWAP (70% if the Registration Statement is effective) during the 15 trading days prior to conversion.

Once each month, commencing on the day before the five month anniversary of the issuance of a Debenture, the Company is required to pay one-eighth of the principal amount of the Debenture plus the interest and make-whole with respect to that one-eighth, in cash or in stock. If the Company opts to make the payment in stock, the conversion price per share will equal the lesser of $.35 or 60% of the lowest VWAP (70% if the Registration Statement is effective) during the 15 trading days prior to the payment date.

Subject to customary equity conditions, the Company may redeem all or part of the principal amount of the Debentures by paying 110% of the principal amount redeemed plus the accrued interest and the make-whole with respect to the redeemed principal amount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Plan

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

In order to get the maximum advantage from the Company’s intellectual property, the Company plans to sharpen and expand its strategic priorities by using the following relationships to lower its “Go-To-Market” risk:

●	Retail partners provide a physical presence that brings the Company’s products and brands to customers;

●	Marketing channels featuring advertising, marketing and product promotion for products containing the Company’s technology;

●	Product partners provide working capital to bring products with the Company’s technology to leading retailers;

●	Digital content partners which build mobile apps for the Company’s products.

During 2015, commencing in the second quarter, the Company earned revenue from its physical toy line in two ways. The primary source of revenue was receipt of royalties when our licensee sold CloudPets. But we also earned revenue by purchasing the electronic components for the CloudPets and reselling them to the company that assembled the CloudPets units.

During the three months ended March 31, 2015, the Company earned $10,000 from product development consulting fees.

In 2016 we have ceased our involvement in the manufacture of CloudPets. Our royalties have also ceased temporarily, due to a dispute among the parties distributing the product. The Company continues to work with the distributor to market the remaining inventory and continues to support the Cloudpets APP.

The Company continues to develop new products. In April 2016 we introduced Wiggytm, the Wiggy Piggy Bank, to the market. Wiggy introduces the concept of saving at an early age by combining a toy piggy bank with an interactive mobile app and a linked bank account. The Wiggy piggy bank incorporates Bluetooth technology to connect the Wiggy mobile app, downloaded onto popular mobile devices, to the physical piggy bank. The Wiggy has the ability to light up with different colors, oink, and shake, all in response to input from the mobile device. Through the Wiggy app, parents can easily set up a reward system, where tasks and chores provide a way for a child to earn money. Money can be transferred from the parent’s bank account into their child’s account when the child completes chores or earns good school grades, for example. Parents can also invite friends and family to make deposits on any special occasion, like birthdays and holidays. The app allows children to check their bank account balance and set savings goals.

Products Under Development

We have three additional products that are near to fully developed, which we expect to introduce to the market during 2016:

●	TubeFriendstm. A TubeFriend has the unique ability to listen for ultrasonic audio triggers that have been embedded in YouTube videos created for this purpose by YouTube stars and personalities. While inaudible to the human ear, the trigger is recognized by the toy, which responds with entertaining actions, such as audio messages, flashing lights or vibrations that enhance the video experience. The technology supports a dialogue between the toy and the video, giving the user a discovery based experience.

●	Lingostm. Rosetta Stone Lingos are a fun, new way to introduce your child to the rich and diverse world we live in. Lingos are a series of characters developed by Rosetta Stone, appealing to children and their heightened ability to learn and absorb new languages. Rosetta Stone’s patented SRE system is specifically designed to decipher and analyze detailed speech characteristics for unparalleled recognition accuracy of spoken words. Each collectable toy will involve a different language, and its accompanying stories and lessons will be themed to that language. The Lingos app will allow parents and children alike to create their own stories and original scenes with a customizable, object- based layout.

●	Vinyltm. This product embeds near field technology into physical stickers, with the result being an innovative way for children to share games, photos, music, videos and other content with each other. The “tagging” feature will enable kids to personalize each Vinyl and incorporate it into their social identity. Our development of Vinyl is complete. However, we cannot introduce it to the market until Apple makes the library for its latest iOS system available for developers. Our best guess is that this will happen in the summer of 2016; but Apple could decide otherwise.

Our developers are also working on products for 2017 entry to the market:

●	Battlekins. The Next Generation of “Toys to Life”, Battlekins lets the player physically control the outcome of the game. Our technology allows the Battlekins toys to be used as a controller for game play in team battle dynamics. The Shaker Switch hardware inside each toy is used to establish a variety of fun, unique game play mechanics from simple “shaking” and “slamming” actions as the control mechanics. Controller mechanics are based on timed shakes within key points of a meter, ending with a final slam-action to determine “accuracy”. Each collectible Battlekins character will be designed with colored, translucent areas of the body of the toy that will light up, glowing progressively brighter based on different actions such as “slam-action” and “shaking-action”.

●	PillowTalker. PillowTalker is a fresh and exciting reimagining of a child’s pillow allowing stories to come to life. Integrated with Spiral Toys’ Bluetooth platform and our ToyCloud enabled mobile application, the pillow connects to Bluetooth enabled phones and tablets to play content unlocked from different themed Pillowcases. Each Pillowcase contains a unique ID that identifies what content to play out of the built-in speaker. Every time a PillowTalker is inserted into a different themed Pillowcase, a new bedtime experience is unlocked.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015.

Revenues and Operating Expense

The Company did not have any revenues for the three months ended March 31, 2016. We terminated our involvement in manufacturing CloudPets, which was the primary source of revenue in 2015. And our royalties from sales of CloudPets by our licensees have ceased - temporarily, we hope - due to a dispute among the parties involved in distributing that product. The Company is devoting resources to the Wiggy Piggy Bank, the product that was released on April 18, 2016 via Indigogo and a direct response campaign. Additional products are currently being developed and are anticipated to be released in the third quarter of 2016. During the three months ended March 31, 2015 our only revenue was $10,000 earned by performing product development consulting for a third party.

During the three months ended March 31, 2016, the Company had total operating expenses of $1,009,626 as compared to $588,751 for the same period in 2015. The increase in operating expense reflects an increase in salary, wages and consulting and product promotion. The primary reasons for the increase in salary, wages and consulting is that for the three months ended March 31, 2015, the Company had not yet fully staffed for the manufacture and support of the Company’s current product as well as those in the planning phase. For the three months ended March 31, 2016, the Company incurred additional salary, wages and consulting costs due to retaining the staff necessary to support its current products as well as anticipate needs for future projects. In addition, for Cloudpets, the Company utilized a distributor which was responsible for marketing and direct sales of the product. In order to exert more control over product marketing and distribution, the Company made the decision to retain additional personnel necessary to bring the marketing and sales in-house. Management is reviewing these costs and will make adjustments as necessary.

For the three months ended March 31, 2016, the Company incurred product promotion costs of $35,930 as compared to $0 for the same period in 2015. Product promotion costs represents costs incurred to promote products which were previously incurred by the distributor.

Product development costs were $132,333 for the three months ended March 31, 2016 compared to $174,165 for the same period in 2015. This decrease was primarily due to the decrease in development costs associated with the CloudPets app and bringing costs associated with the development of new products in house.

Legal and professional fees increased to $229,709 for the three months ended March 31, 2016 compared to $196,078 for the three months ended March 31, 2015. These fees are comprised of expenses related to investment banking, legal and accounting.

As a result of the significant increase in operating costs, our loss attributable to operations increased by approximately 74%, to $1,009,626 for the three months ended March 31, 2016 as compared to $578,751 for the three months ended March 31, 2015.

During the three months ended March 31, 2016, the Company incurred interest expense of $31,606 as compared to $25,009 for the same period in 2015. For the three months ended March 31, 2016, the interest expense of $31,606 was comprised of $8,268 in interest expense and $23,338 of amortization of original issue discount attributable to the Notes Payable.

Liquidity and Capital Resources

As of March 31, 2016, we had a working capital deficit of $704,207 as compared to a working capital surplus of $186,542 as of December 31, 2015. This change occurred because we incurred a net loss of $1,046,932 during that three months period, which resulted in $437,039 in cash being used in operations.

Our current assets, $1.42 million in total, include an account receivable from Animal Magic Asia Limited in the sum of $1.19 million. Animal Magic Asia Limited is the entity that assembled the CloudPets units in 2015, and this receivable arose from our sale of electronic components to Animal Magic for use in the CloudPets. Unfortunately, one of the primary wholesale customers for the CloudPets cancelled an order for a large quantity of the CloudPets units, which remain unsold in the distributor’s inventory. The distributor has, therefore, failed to pay Animal Magic for those units, and Animal Magic, in turn, has withheld payment on this last shipment of components that we sold. We are currently negotiating a resolution to this problem, and still consider collection of the receivable in full to be likely. However, if the negotiations fail or are inconclusive for an extended period, we will be required by generally accepted accounting principles to record a reserve against the possible write-off of the receivable. Such a reserve would be recorded as an expense when recorded, and would adversely affect the stability of our balance sheet.

The cash used on our operations for the first quarter of 2016 was less than half of our net loss in that period. The discrepancy can be attributed primarily to (a) the fact that we collected accounts receivable in the amount of $181,703 and (b) the fact that we increased our accounts payable by $327,159. In addition, for the three months ended March 31, 2016, the net cash used in operating activities was partially offset by the following non-cash activities:

(i)	$62,350 for common stock issued for services;

(ii)	$27,863 for amortization of debt discount and original issue discount;

(iii)	$5,700 for change in fair value of derivative instruments.

For the three months ended March 31, 2015, the net cash used in operating activities was partially offset by the following non-cash activities such as:

(i)	$73,766 for common stock issued for services;

(ii)	$42,000 for notes for services.

Net cash provided by financing activities was $300,000 for the three months ended March 31, 2016, consisting of proceeds from issuing promissory notes of $200,000,, and $100,000 proceeds from the issuance of common stock. For the three months ended March 31, 2015, net cash provided by financing activities was $225,000 comprised of $100,000 from proceeds from the issuance of common stock to be issued and $125,000 from proceeds from sale of common stock for cash.

Currently, our operations require approximately $200,000 per month. With no significant stream of revenues carried over from 2015, and plans to introduce four new products in 2016, we will continue to finance our operations from debt and equity sales. In April 2016 we executed a Securities Purchase Agreement with two institutional investors. Under that agreement, we will sell 10% Convertible Debentures and receive net cash proceeds of $1,081,000, an amount sufficient to fund our operations for half a year. Unless our new products provide significant revenues in the near term, we will need to secure additional financing later in the year to sustain our current level of operations. At present, we have no commitments for additional funding. We may find it difficult to obtain additional funding before we have satisfied the 10% Convertible Debentures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The evaluation revealed material weaknesses in the Company’s disclosure controls and procedures, specifically the lack of segregation of responsibilities due to the small number of members of management, inadequate documentation of internal controls and procedures, and the absence of oversight by an audit committee. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2016.

Changes in Internal Controls

No changes in the Company’s internal control over financial reporting have come to management’s attention during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Not Applicable

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is included at Part 1, Item 1 “Financial Statements-Note 5 to the Condensed Consolidated Financial Statements-Commitments and Contingencies” of this Quarterly Report on Form 10Q. The information regarding the legal actions is hereby incorporated by reference in its entirety in this Item 1.

ITEM 1A. RISK FACTORS

Except as set forth below, there are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC.

We may need to record a reserve against approximately $1.2 million in accounts receivable.

Our accounts receivable at March 31, 2016 included approximately $1.2 million owed to us by the manufacturer of our CloudPets product for the electronic components that we sourced and resold to the manufacturer. The manufacturer included those components in final products, which it sold to an affiliate of our licensee. Unfortunately, the affiliate’s customer cancelled its order for a large quantity of the CloudPets units, which remain unsold in the affiliate’s inventory. The affiliate has, therefore, failed to pay the manufacturer for those units, and the manufacturer, in turn, has withheld payment of most of the $1.2 million that it owes to us. We are currently negotiating a resolution to this problem, and still consider collection of the receivable in full to be likely. However, if the negotiations fail or are inconclusive for an extended period, we will be required by generally accepted accounting principles to record a reserve against the possible write-off of the receivable. Such a reserve would be recorded as an expense when recorded, and would adversely affect our financial results and the stability of our balance sheet.

Our revenues in 2016 and beyond will primarily arise from products that we are only now and in the future introducing to the market. The prospect for success of those products is, therefore, speculative. If the new products do not achieve adequate sales volume, our financial results will be poor.

95% of our revenues in 2015 was attributable to our sales of electronic components to the fabricator that manufactured our CloudPets product; the remainder of our revenues was mostly attributable to royalties we received from sales of CloudPets by our licensees. We have terminated the program of selling CloudPets components, since the margins we achieved were not adequate to allow for profitable operation. As a result, we have no significant carry-over revenue stream from 2015 to 2016. Except for such royalty income as we may receive, all of our revenue in 2016 will come from products that are introduced to the market in 2016 - Wiggytm, which we introduced in April 2016, and other products scheduled for introduction during the year. We have no basis on which to project the revenue that can be expected from those products. It is possible, therefore, that our revenue will again be inadequate to fund our overhead expenses, and we will incur a net loss in 2016 and beyond

Spiral Toys’ business depends in large part on the success of its vendors and outsourcers, and Spiral Toys’ brands and reputation may be harmed by actions taken by third-parties that are outside Spiral Toys’ control. In addition, any material failure, inadequacy, or interruption resulting from such vendors or outsourcings could harm Spiral Toys’ ability to effectively operate its business.

Due to our limited working capital and the need to apply those resources to our marketing program, Spiral Toys relies almost entirely on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics and information technology. Any shortcoming of a Spiral Toys vendor or outsourcer, particularly an issue affecting the quality of these services or systems, may be attributed by customers to Spiral Toys, thus damaging Spiral Toys’ reputation and brand value, and potentially affecting its results of operations. In addition, problems with transitioning these services and systems to or operating failures with these vendors and outsourcers could cause delays in product sales, and reduce efficiency of Spiral Toys’ operations, and significant capital investments could be required to remediate the problem.

Our use of third-party manufacturers to produce our products presents risks to our business.

For the foreseeable future, all of our products will be manufactured by third-party manufacturers, the majority of which are likely to be located in China. If we were prevented or delayed in obtaining products or components for a material portion of our product line due to political, civil, labor or other factors beyond our control, including natural disasters or pandemics, our operations may be substantially disrupted, potentially for a significant period of time. This delay could significantly reduce our revenues and profitability and harm our business while alternative sources of supply are secured.

Factors that could negatively affect our business include a potential significant revaluation of the Chinese Yuan, which may result in an increase in the cost of producing products in China, labor shortages and increases in labor costs in China as well as difficulties in moving products manufactured in China out of Asia and through the ports in North America and Europe, whether due to port congestion, labor disputes, slow downs, product regulations and/or inspections or other factors. Prolonged disputes or slowdowns at the west coast port can negatively impact both the time and cost of transporting goods into the United States. Natural disasters or health pandemics impacting China can also have a significant negative impact on our business. Further, the imposition of trade sanctions or other regulations by the United States or the European Union against products imported by us from, or the loss of “normal trade relations” status with, China, could significantly increase our cost of products imported into the United States or Europe and harm our business. Additionally, the suspension of the operations of a third-party manufacturer by government inspectors in China could result in delays to us in obtaining product and may harm sales

Issues with products may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities that could divert resources, affect business operations, decrease sales, increase costs, and put Spiral Toys at a competitive disadvantage, any of which could have a significant adverse effect on Spiral Toys’ financial condition.

Spiral Toys may in the future experience issues with products that may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Any of these activities could result in increased governmental scrutiny, harm to Spiral Toys’ reputation, reduced demand by consumers for its products, decreased willingness by retailer customers to purchase or provide marketing support for those products, adverse impacts on Spiral Toys’ ability to enter into licensing agreements for products on competitive terms, absence or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect Spiral Toys’ business operations, decrease sales, increase legal fees and other costs, and put Spiral Toys at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have a significant adverse effect on Spiral Toys’ financial condition and results of operations.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday shopping season. This seasonality is exacerbated by retailers’ quick response inventory management techniques.

We expect that sales of our toys at retail will be extremely seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season. This seasonality in our industry has increased over time, as retailers become more efficient in their control of inventory levels through quick response inventory management techniques. Customer now time their orders so that they are being filled by suppliers, such as us, closer to the time of purchase by consumers. The majority of retail sales of toys generally occur in the fourth quarter, close to the holiday season. As a consequence, the majority of our sales to our customers will occur in the period from September through December, as our customers do not want to maintain large on-hand inventories throughout the year ahead of consumer demand. While these techniques reduce a retailer’s investment in inventory, they increase pressure on suppliers like us to fill orders promptly and thereby shift a significant portion of inventory risk and carrying costs to the supplier.

The level of inventory carried by retailers may also reduce or delay retail sales resulting in lower revenues for us. If we or our customers determine that one of our products is more popular at retail than was originally anticipated, we may not have sufficient time to produce and ship enough additional products to fully meet consumer demand. Additionally, the logistics of supplying more and more product within shorter time periods increases the risk that we will fail to achieve tight and compressed shipping schedules, which also may reduce our sales and harm our financial performance. This seasonal pattern requires significant use of working capital, mainly to manufacture or acquire inventory during the portion of the year prior to the holiday season, and requires accurate forecasting of demand for products during the holiday season in order to avoid losing potential sales of popular products or producing excess inventory of products that are less popular with consumers. Our failure to accurately predict and respond to consumer demand, resulting in our under producing popular items and/or overproducing less popular items, would reduce our total sales and harm our results of operations. In addition, as a result of the seasonal nature of our business, we would be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events such as a terrorist attack or economic shock that harm the retail environment or consumer buying patterns during our key selling season, or by events such as strikes or port delays that interfere with the shipment of goods, particularly from the Far East, during the critical months leading up to the holiday shopping season.

As a manufacturer of consumer products, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business.

As a manufacturer of consumer products, we are subject to significant government regulations, including, in the United States, under the Consumer Products Safety Act, the Federal Hazardous Substances Act, and the Flammable Fabrics Act, as well as under product safety and consumer protection statutes in our international markets. In addition, advertising to children is subject to regulation by the Federal Trade Commission, the Federal Communications Commission and a host of other agencies globally, and the collection of information from children under the age of thirteen is subject to the provisions of the Children’s Online Privacy Protection Act and other privacy laws around the world. While we take all the steps we believe are necessary to comply with these acts, there can be no assurance that we will be in compliance and failure to comply with these acts could result in sanctions which could have a negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall, and the costs associated with future product recalls individually or in the aggregate in any given fiscal year could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future and may also increase the penalties for failure to comply with product safety and consumer protection regulations. In addition, one or more of our customers might require changes in our products, such as the non-use of certain materials, in the future. Complying with any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations. Such increased costs or penalties could harm our business.

Our computer systems and operations may be vulnerable to security breaches.

We expect that the cloud-based applications embedded in our toys will be an important foundation for establishing our company as a leading source of technology for children. For that reason, among others, the safety of our network and our secure transmission of information over the Internet will be essential to our operations and our services. Although we have developed systems and processes that are designed to protect our network and the consumer information stored on our network, our network and our computer infrastructure are potentially vulnerable to physical breaches or to the introduction of computer viruses, abuse of use and similar disruptive problems and security breaches that could cause loss (both economic and otherwise), interruptions, delays or loss of services to our users. We rely on licensed encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible, however, that advances in computer capabilities or new technologies could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information, cause interruptions in our operations or utilize our network without authorization. Security breaches also could damage our reputation and expose us to a risk of loss, litigation and possible liability. We cannot guarantee you that our security measures will prevent security breaches.

The conversion of our 10% Convertible Debentures and sale of the common stock may cause the market price of our common stock to fall.

In April 2016 we sold 10% convertible debentures to two institutional investors. We expect to sell additional debentures to them later in the summer of 2016. Unless we are able to satisfy those debentures in cash, the holders will convert principal and/or interest on the 10% Convertible Debentures into shares of our common stock. Depending on circumstances at the time of the conversions, the investors may receive the shares at a value of $.35 per share, or may receive the shares at a significant (up to 40%) discount to the market price of our common stock at that time. Sale or the threat of sale by the investors to the public of even a portion of the shares that they are entitled to acquire and resell could have a significant adverse effect on the market price of our common stock, particularly if the conversion price is at a significant discount to the then-market price of the common stock.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, the Company issued 85,000 shares of common stock to consultants in exchange for services.

During the three months ended March 31, 2016, the Company issued 130,000 shares of common stock to employees in exchange for services.

During the quarter ended March 31, 2016, the Company received sold 400,000 shares of its common stock to an accredited investor for $100,000 cash.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spiral Toys, Inc.

Dated: May 13, 2016	/s/ Mark Meyers
	By:	Mark Meyers
	Its:	Chief Executive Officer

Dated: May 13, 2016	/s/ Akio Ariura
	By:	Akio Ariura
	Its:	Chief Financial Officer, Chief Accounting Officer

* * * * *

