Form 10-Q
period 2016-06-30
Spiral Toys Inc.
filed 2016-08-15
CIK 1520108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

Commission File Number: 0-55614

SPIRAL TOYS INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-3388068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30077 Agoura Court, Suite 230, Agoura Hills, CA 91301

(Address of principal executive offices, Zip Code)

(800) 598-6845

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

As of August 9, 2016, the Registrant had 50,735,215 shares of its common stock, 0.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPIRAL TOYS INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$16,254	$180,743
Accounts receivable, net of allowance of $312,601 and $48,191, respectively	955,994	1,539,392
Prepaid expenses	171,121	23,895
Total Current Assets	1,143,369	1,744,030
OTHER ASSETS
Security deposit	6,800	6,800
Total Other Assets	6,800	6,800
TOTAL ASSETS	$1,150,169	$1,750,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,779,112	$1,557,488
Promissory notes, net of discount of $227,559	664,126	-
Accrued interest	41,437	-
Derivative liabilities	640,357	-
Deferred revenues	8,211	-
Total Current Liabilities	3,133,243	1,557,488
TOTAL LIABILITIES	3,133,243	1,557,488

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock: par value $0.001, 1,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock: par value $0.001, 149,000,000 shares authorized; 50,735,215 and 48,833,919 shares issued and outstanding, respectively.	50,735	48,833
Additional paid-in capital	7,321,231	6,838,283
Accumulated other comprehensive loss	(3,984)	(2,304)
Accumulated deficit	(9,351,056)	(6,691,470)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,983,074)	193,342
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,150,169	$1,750,830

See accompanying notes to the condensed consolidated financial statements.

SPIRAL TOYS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

SALES
Product sales, net	$-	$1,500,366	$-	$1,500,366
License fee	-	12,806	-	12,806
Digital sales	8,810	-	8,810	-
Consulting- product development	-	-	-	10,000
Total Sales	8,810	1,513,172	8,810	1,523,172
COST OF GOODS SOLD	-	1,332,974	-	1,332,974
GROSS MARGIN	8,810	180,198	8,810	190,198

OPERATING EXPENSES
Product development costs	60,656	281,993	192,989	456,158
Legal and professional expenses	252,389	388,820	482,098	566,492
Salaries and consulting	382,223	195,547	925,978	360,010
General and administrative	52,007	75,047	119,906	147,498
Bad debt expense	264,410	-	264,410	-
Product promotion	35,214	-	71,144	-
Total Operating Expenses	1,046,899	941,407	2,056,525	1,530,158
LOSS FROM OPERATIONS	(1,038,089)	(761,209)	(2,047,715)	(1,339,960)
OTHER EXPENSE
Interest expense	(124,676)	(24,011)	(156,282)	(49,020)
Loss on conversion	-	(45,360)	-	(45,360)
Change in fair value of derivative liabilities	(449,889)	-	(455,589)	-
Total Other Expense	(574,565)	(69,371)	(611,871)	(94,380)
LOSS BEFORE INCOME TAX PROVISION	(1,612,654)	(830,580)	(2,659,586)	(1,434,340)
Income tax provision	-	-	-	-
NET INCOME (LOSS)	$(1,612,654)	$(830,580)	$(2,659,586)	$(1,434,340)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain	4,487	-	(1,680)
COMPREHENSIVE LOSS	$(1,608,167)	$(830,580)	$(2,661,266)	$(1,434,340)

NET INCOME (LOSS) PER COMMON SHARE
Net loss per share
BASIC AND DILUTED	$(0.03)	$(0.02)	$(0.05)	$(0.03)

Weighted average common shares outstanding
BASIC AND DILUTED	49,675,439	44,851,591	49,348,467	20,657,545

See accompanying notes to the condensed consolidated financial statements.

SPIRAL TOYS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

OPERATING ACTIVITIES:
Net income/(loss)	$(2,659,586)	$(1,434,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversions	-	21,000
Loss on debt extinguishment	-	45,360
Amortization of debt discount and original issue discount	118,113	-
Change in fair value of derivative instruments	455,589	-
Shares-based compensation related to common stock	364,907	334,839
Notes for services	-	63,000
Changes in operating assets and liabilities:
Accounts receivable	583,398	(1,470,844)
Prepaid expenses	(139,783)	(4,437)
Accounts payable	209,905	960,768
Accrued interest	41,437	6,022
Deferred revenue	8,211	274,569
Cash Used in Operating Activities	(1,017,809)	(1,204,063)
Net Cash Used in Operating Activities	(1,017,809)	(1,204,063)

INVESTING ACTIVITIES:
Cash Provided from Investing Activities	-	-

FINANCING ACTIVITIES:
Proceeds from the issuance of promissory notes	805,000	-
Debt financing fees	(50,000)	-
Proceeds from sale of common stock for cash	100,000	1,180,760
Net Cash Provided by Financing Activities	855,000	1,180,760
Effect of exchange rates on cash and cash equivalents	(1,680)	-
NET CHANGE IN CASH	(164,489)	(23,303)
CASH AT BEGINNING OF YEAR	180,743	245,091
CASH AT END OF PERIOD	$16,254	$221,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$556	$-
Income tax paid	$850	$-

Non-Cash Investing and Financing Activities:
Common stock issued for note payable	$-	$84,000
Debt discount for new issuances	$184,768	$-
Original Issue Discount	$66,685	$-
Common stock issued for prepaid services	$7,443	$-
Common stock issued for debt issuance costs	$12,500	$-
Accounts payable for debt issuance costs	$11,719	$-
Notes payable issued for legal fees	$20,000	$-

See accompanying notes to the condensed consolidated financial statements.

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — MANAGEMENT’S REPRESENTATION

The accompanying condensed consolidated financial statements of Spiral Toys, Inc (the “Company,” “Spiral,” “we,” or “our”), have been prepared in accordance with accounting principles generally accepted in the United States, or “GAAP”. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015, and include all normal recurring adjustments necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2016, and its results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the December 31, 2015 audited financial statements. The interim financial information contained in this quarterly report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company terminated its involvement in manufacturing in the fourth quarter of 2015, and realized no royalty income in the six months ended June 30, 2016. The Company did realize $8,810 in revenue from the sale of digital content to owners of the CloudPets units during the six months ended June 30, 2016. The Company earned $1,500,366 in product sales (net), license fees of $12,806 and $10,000 in product development fees during the period ended June 30, 2015.

Formation of Subsidiaries

During 2015, the Company initiated formation of two new subsidiaries.

Spiral Toys Ltd is a British Columbia entity formed on February 27, 2015. The purpose of Spiral Toys Ltd. is to engage in the development of the Company’s products and offerings.

In March 2015, the Company organized Spiral Toys Hong Kong Ltd. in Hong Kong. Spiral Toys Hong Kong Ltd. was formed to enable the Company to monitor and oversee the production of its products in China.

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition if applicable)	Attributable interest

Spiral Toys LLC	State of California	July 11, 2011	100%
		(July 1, 2014)

Spiral Toys Ltd	British Columbia	February 27, 2015	100%

Spiral Toys Hong Kong Ltd	Hong Kong	March 2015	100%

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; and obsolescence; and interest rate; revenue recognized or recognizable; sales returns and allowances; valuation of derivative liabilities, valuation of warrants, income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s allowance for doubtful accounts was $312,601 as of June 30, 2016 and $48,191 for the period ended December 31, 2015.

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

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Internal research and development costs are expensed as incurred. Non-refundable third party research and development costs are expensed when the contracted work has been performed.

Accounting for Debt Modifications and Extinguishments

If a debt modification is deemed to have been accomplished with debt instruments that are substantially different, the modification is accounted for as a debt extinguishment in accordance with ASC 470-50, whereby the new debt instrument is initially recorded at fair value, and that amount is used to determine the debt extinguishment gain or loss to be recognized and the effective rate of the new instrument. If the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument, the modification is deemed to have been accomplished with debt instruments that are substantially different. If it is determined that the present values of the original and new debt instruments are not substantially different, then a new effective interest rate is determined based on the carrying amount of the original debt instrument and the revised cash flows.

Derivative Financial Instruments

The Company applies the provisions of ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the six months ended June 30, 2016, the Company issued promissory notes with warrants and convertible debentures and recorded derivative liabilities related to the reset provision associated with the exercise price of the warrants and the embedded conversion feature of the convertible notes.

The fair value of these derivative liabilities on the grant date was $184,768 as computed using the Black Scholes option pricing model. Due to the reset provisions within the embedded conversion features and a reset provision associated with the exercise price of the warrants, the Company determined that the Black-Scholes Model was most appropriate for valuing this instrument.

In January 2016, the Company granted 470,000 warrants to two investors in connection with sale of a promissory note. The exercise price of the warrants has reset provisions which are accounted for as derivative instruments in accordance with relevant accounting guidance. At the date of grant, the warrants were valued at $82,530 which reasonably represented the fair value as computed using the Black-Scholes option pricing model. Due to the subsequent issuance by the Company of common shares at a price less than the exercise price of the warrants, the exercise price of the warrants as well as the number of warrants were adjusted. The exercise price of the warrants was decreased from $0.50 to $0.25 and the number of warrants was increased from 470,000 to 940,000.

In April 2016, the Company sold convertible debentures that contain an embedded conversion feature and were accounted for as derivative instruments in accordance with relevant accounting guidance. At the date of grant, the embedded conversion feature was valued at $102,238 which represents the fair value as computed using the Black-Scholes option pricing model.

The Company re-measured the fair values of its derivative liabilities as of each period end and recorded an aggregate increase of $455,589 in the fair value of the derivative liabilities as a component of other expense during the six months ended June 30, 2016. The expense included $71,426 as a result of the re-set of the exercise price of the warrants described above. The expense also included $353,309 as a result of the occurrence of an event of default under the convertible debentures, which was partially offset by a decrease in the principal amount of the convertible debentures that accrued when the Company’s registration statement was declared effective (see: Note 6 “Financing Activities” for explanation).

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In applying the Black-Scholes options model, the Company used the following assumptions to value its derivative liabilities as of June 30, 2016:

Annual dividend yield	-
Expected life (years)	0.79 - 02.60
Risk-free interest rate	0.54% — 0.65%
Expected volatility	102.92% — 127.61%

The warrants contain an optional cashless exercise provision. The cashless exercise provision expires once the underlying instrument’s shares are registered.

The following table presents the Company’s warrants and embedded conversion features measured at fair value on a recurring basis as of June 30, 2016:

	Carrying Value at
	June 30,	June 30,
	2016	2015
Derivative liabilities:
Warrants	49,703	-
Embedded conversion features - notes	$590,654	$-
Total derivative liability	$640,357	$-

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the classification of the Company’s liabilities at June 30, 2016 that are subject to fair value measurement and the roll-forward of these liabilities from December 31, 2015:

Description	June 30, 2016

Embedded Conversion Features:
Balance at December 31, 2015	$-
Derivative liabilites added - conversion features	102,238
Loss on change in fair value included in net loss	488,416
Balance at June 30, 2016	$590,654

Warrants:
Balance at December 31, 2015	$-
Derivative liabilites added - warants	82,530
Gain on change in fair value included in net loss	(32,827)
Balance at June 30, 2016	$49,703

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

Basic and diluted income per share from operations are also the same, as ASC 260-10 requires the use of the denominator used in the calculation of loss per share from operations in all other calculations of earnings per share presented, despite the dilutive effect of potential common shares.

Based on the conversion prices in effect, the potentially dilutive effects of 940,000 warrants were not considered in the calculation of EPS as the effect would be anti-dilutive on June 30, 2016. There were no warrants outstanding as of June 30, 2015.

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

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Revenue

In April 2016, the Company launched a crowdfunding campaign to launch the Wiggy product. The Company received $8,211 in pre-sales for product to be delivered later in the year.

The Company deferred recognition of these sales until the product is manufactured and delivered. The crowdfunding campaign has concluded as the original timeframe of the program was from April to May 2015.

Risks and Uncertainties

Cash

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Customers

As of June 30, 2016, amounts due from one customer, Animal Magic Asia, Limited represents approximately 86% of accounts receivable.

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

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN AND MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company incurred losses from operations of $2,047,715 for the six months ended June 30, 2016 and $2,361,953 for the year ended December 31, 2015, and had an accumulated deficit of $9,351,056 at June 30, 2016. In addition, the Company used cash in operating activities of $1,017,809 for the six months ended June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to establish an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, the Company’s cash position may not be adequate to support the Company’s daily operations. Management intends to raise additional funds by seeking equity and/or debt financing; however there can be no assurances that it will be successful in those efforts. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to obtain financing, further implement its business plan, and generate revenues.

There are significant risks and uncertainties which could negatively affect the Company’s operations. These are principally related to (i) the absence of a distribution network for the Company’s products, (ii) the absence of any significant commitments or firm orders for the Company’s products, and, (iii) the existence of events of default under the Company’s outstanding debt obligations, which could trigger penalties. The Company’s limited sales to date for the Wiggytm product make it impossible to identify any trends in the Company’s business prospects. Furthermore, if our current indebtedness is not restructured or converted into equity, which is at the debt holder’s discretion, our current operations do not generate sufficient cash to pay interest and principal on these obligations when they become due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future. In the event we are unable to restructure or convert into equity the balance of our outstanding indebtedness, the holders may obtain judgments against us and seek to enforce such judgments against our assets, in which event we will be required to cease our business activities and the equity of our stockholders will be effectively wiped out.

The Company’s only sources of additional funds to meet continuing operating expenses, fund additional development and fund additional working capital are through the sale of securities and/or debt instruments. We are actively seeking additional debt or equity financing, but no assurances can be given that such financing will be obtained or what the terms thereof will be. The Company may need to discontinue a portion or all of our operations if the Company is unsuccessful in generating positive cash flow or financing for the Company’s operations through the issuance of securities.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Indemnities and Guarantees

The Company has executed certain contractual indemnities and guarantees, under which it may be required to make payments to indemnified party. The Company has agreed to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada.

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

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 24, 2016, we filed in the United States District Court, District of Nevada a motion to dismiss third-party defendants Spiral Toys LLC and Mark Meyers from the third party compliant filed by Shana Lee McCart-Pollak. In the event that the Court does not dismiss the Third Party complaint, the Third Party defendants requests the Court order Shana Lee McCart-Pollack file a more definite statement relating to any claim not dismissed.

NOTE 5 - STOCKHOLDERS’ (DEFICIT) EQUITY

Shares Authorized

The total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Fifty Million (150,000,000) shares of which One Million (1,000,000) shares are preferred stock, par value $0.001 per share, and One Hundred Forty Nine Million (149,000,000) shares are common stock, par value $0.001 per share.

Common Stock Issued for Services

The Company entered into agreements with vendors providing legal services, investment banking services, public relations services and marketing services, which received all or a portion of their remuneration in common stock equity. The Company records the appropriate expense as the shares are earned over the terms of their underlying agreements. As of June 30, 2016, all shares issued for these services were vested. In accordance with ASC 505-50, the shares issued are periodically valued, as earned, through the vesting period.

On January 8, 2016, the Company issued 85,000 shares of common stock valued at $24,650 in exchange for services.

On January 8, 2016, the Company issued 130,000 shares of common stock to three persons under the Company’s Amended and Restated 2015 Equity Incentive Plan (“Performance Plan”). During the three months ended June 30, 2016, the Company recorded $37,700 as legal and professional fees related to shares issued to those professionals.

On April 19, 2016, the Company issued 286,000 shares of common stock valued at $72,500 in exchange for services.

NOTE 6 - FINANCING ACTIVITIES

8% Convertible Notes and Warrants

On January 22, 2016, the “Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with two accredited investors pursuant to which the Company issued and sold for an aggregate purchase price of $200,000 securities consisting of (a) original issue discount convertible promissory notes for an aggregate principal amount of $216,000 (collectively, the “Notes”) and (b) warrants (collectively, the “Warrants”) to purchase up to 470,000 shares (the “Warrant Shares”) of the Company’s common stock at an exercise price of $0.50 per share. The Notes were subject to a one-time interest charge of 8%, and the principal amount underlying each Note and the interest accrued thereon is due and payable on September 22, 2016. On August 1, 2016, the Company and each investor signed Addendum #1 to the Notes, providing each investor the right to convert the outstanding balance of the Note into shares of the Company’s Common Stock (“Conversion Shares”) at a conversion price equal to 65% of the lowest sale price occurring during the fifteen (15) trading days immediately preceding the applicable conversion date subject to a minimum conversion price of $0.01 per share. The Addenda also provide that as long as no event of default has occurred, each Note Holder’s sale of Conversion Shares shall be limited to the greater of (a) 20% of the aggregate trading volume in the week of the sale or (b) $2,500 per day.

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Notes provide that upon the occurrence of any event of default that has not been cured within ten business days following receipt of notice of the event of default from the Holder, the unpaid principal amount together with all unpaid interest shall immediately increase to 130% of the outstanding balance immediately prior to the occurrence of the event of default and a daily penalty of $1,000 shall accrue from the date of the occurrence of such event of default until the event of default is remedied. The default effect shall automatically apply upon the occurrence of an event of default without the need for any party to give any notice or take any other action.

As of the date of this filing, we have not received notice from any Note holders declaring a default which has not been cured.

The exercise price of the Warrants is subject to adjustment in the case of stock splits, stock dividends, anti-dilution, combinations of shares and similar recapitalization transactions. Under the terms of the warrants, if the Company, at any time while this Warrant is outstanding, shall sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Common Stock or Common Stock Equivalents entitling any Person to acquire shares of Common Stock, at an effective price per share less than the then Exercise Price in any financing greater than $25,000, except certain specified financings, then the Exercise Price shall be reduced and the number of Warrant Shares issuable shall be increased such that the Aggregate Exercise Price Payable, after taking into account the decrease in the Exercise Price, shall be equal to the Aggregate Exercise Price Prior to such adjustment. The Company issued 400,000 common shares during the quarter ended June 30, 2016 at a price of $0.25 per share. As such, due to the anti-dilution clause, the number of warrants increased from 470,000 to 940,000 and the exercise price was adjusted to $0.25 per share.

Sale of Common Stock

During the six months ended June 30, 2016, the Company sold 400,000 shares of common stock to an accredited investor for $100,000 in cash.

10% Convertible Debentures

On April 11, 2016 the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement with two accredited institutional investors. The Securities Purchase Agreement provides for the sale by the Company of 10% Original Issue Discount Senior Convertible Debentures Due April 12, 2017 (the “Debentures”) at two closings. The initial closing occurred on April 12, 2016, at which time the Company sold Debentures in the aggregate principal amount of $756,250 for an aggregate purchase price of $625,000. The aggregate principal amount of the Debentures sold on April 12, 2016 was reduced to $675,800 when the Company’s registration statement for resale of the shares underlying the Debentures (the “Registration Statement”) was declared effective by the Securities and Exchange Commission (“SEC”) on June 29, 2016.

The Securities Purchase Agreement provides that the second closing would occur within five trading days after the SEC declared the Registration Statement effective, at which closing the Company was to sell to the investors Debentures in the aggregate principal amount of $594,000 for a purchase price of $550,000. However, the investors notified the Company that they would not complete the second closing due to the existence of an event of default under Section 8(a)(xiv) of the Debentures, which defines the occurrence of stock prices below certain stated minimums as an event of default. Negotiations ensued; however on August 1, 2016 the Company’s Board of Directors determined that the provisions of the Securities Purchase Agreement relating to a second closing had been terminated.

Each Debenture matures one year from its date of issuance. The Debentures bear interest at 10% per annum, which is payable in common stock or in cash, subject to a make-whole provision if a Debenture is converted or redeemed prior to maturity. The holder may convert the principal amount of a Debenture into shares of the Company’s common stock at a price equal to 70% of the lowest volume weighted average price (“VWAP”) during the 15 trading days prior to conversion.

Once each month, commencing on September 11, 2016, the Company is required to pay one-eighth of the principal amount of the Debenture plus the interest and make-whole with respect to that one-eighth in cash.

Subject to customary equity conditions, the Company may redeem all or part of the principal amount of the Debentures by paying 110% of the principal amount redeemed plus the accrued interest and the make-whole with respect to the redeemed principal amount.

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If any event of default occurs and is declared, the mandatory default amount is due. Mandatory Default Amount” means the sum of (a) the greater of (i) the outstanding principal amount of this Debenture, plus all accrued and unpaid interest hereon, divided by the Conversion Price on the date the Mandatory Default Amount is either (A) demanded (if demand or notice is required to create an Event of Default) or otherwise due or (B) paid in full, whichever has a lower Conversion Price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 145% of the outstanding principal amount of this Debenture, plus 100% of accrued and unpaid interest thereon, (b) all other amounts, costs, expenses and liquidated damages due in respect of the Debenture and (c) the applicable Make-Whole

In the event the Company receives a notice of default, the principal amount of the Debenture and accrued interest would be increase by 145%.

As of the date of this filing, we have not received notice from any Debenture holders declaring a default.

In connection with the offer and sale of debentures to the purchasers in the offering, our exclusive placement agent received aggregate cash sales commissions of $50,000 for services in connection with the initial closing. In addition, in the initial closing we issued 46,296 of common shares to our exclusive placement agent.

The Company incurred debt issuance costs of $94,219 and debt discounts and original issue discounts of $152,923 in association with the initial closing. Debt issuance costs, debt discount and original issue discounts are included in debt discount in the condensed consolidated balance sheet at June 30, 2016. Debt issuance costs, original issue discounts and debt discount are being amortized over the life of the debt using the effective interest method.

Activity in connection with the Company’s debt for the six months ended June 30, 2016 is as follows:

	8% interest notes issued January 22, 2016	10% Convetable note issued April 12, 2016	Total

Carrying value before discount at December 31, 2015	-	-	-
Face Value of debt issued as of June 30, 2016, Including interest	216,000	-	216,000
Discount attributable to January 22, 2016 Notes	(98,530)		(98,530)
Amortization expense	27,863		27,863
Carrying value at March 31, 2016	145,333	-	145,333
Face amount of debt issued on April 12, 2016	-	675,685	675,685
Discount attributable to April 12, 2016 Notes	-	(247,142)	(247,142)
Amortization expense	36,747	53,503	90,250
Net Carrying Value at June 30, 2016	182,080	482,046	664,126

Warrants

A summary of activity with respect to warrants outstanding follows:

	Six months ended
	June 30, 2016
	Warrants	Weighted Average Exercise Price

Outstanding and exercisable, January 1, 2016	-	-
Granted	940,000	0.39
Exercised	-	-
Outstanding and exercisable, June 30, 2016	940,000	0.39

SPIRAL TOYS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SUBSEQUENT EVENTS

On August 2, 2016 the Company sold to an accredited institutional investor a 12% Convertible Promissory Note in the principal amount of $70,000 (the “12% Note”). The Company received net proceeds of $62,400 from the sale. The 12% Note matures on May 1, 2017 together with interest at a rate of 12% per annum compounding quarterly. The Company may prepay the Note in full on or before January 27, 2017 (the “Prepayment Date”): if prepaid on or before October 29, 2016, there will be a 30% prepayment premium due; if prepaid on or before November 28, 2016, the prepayment premium will be 35%; otherwise the prepayment penalty will be 40%. The holder may convert the principal and interest on the 12% Note into the Company’s common stock at a conversion price of $0.07 per share. After the Prepayment Date, the holder may convert the principal and interest at a conversion price equal to 60% of the lowest trading price of the common stock during the twenty trading days preceding conversion.

On July 20, 2016, the Company issued 1,000,000 shares of common stock initially valued at $250,000 in exchange for services.

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

In 2016 we have ceased our involvement in the manufacture of CloudPets. Our royalties have also ceased temporarily, due to a dispute among the parties distributing the product. The Company continues to work with the distributor to market the remaining inventory and continues to support the Cloudpets APP. As a result, we have earned modest revenue from the sale of digital content to the owners of CloudPets units.

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

Products Under Development

We have three additional products that are near to fully developed, which we expected to introduce to the market during 2016; our current financial difficulties, however, have pushed the scheduled introduction to 2017:

●	TubeFriendstm. A TubeFriend has the unique ability to listen for ultrasonic audio triggers that have been embedded in YouTube videos created for this purpose by YouTube stars and personalities. While inaudible to the human ear, the trigger is recognized by the toy, which responds with entertaining actions, such as audio messages, flashing lights or vibrations that enhance the video experience. The technology supports a dialogue between the toy and the video, giving the user a discovery based experience.

●	Lingostm. Rosetta Stone Lingos are a fun, new way to introduce your child to the rich and diverse world we live in. Lingos are a series of characters developed by Rosetta Stone, appealing to children and their heightened ability to learn and absorb new languages. Rosetta Stone’s patented SRE system is specifically designed to decipher and analyze detailed speech characteristics for unparalleled recognition accuracy of spoken words. Each collectable toy will involve a different language, and its accompanying stories and lessons will be themed to that language. The Lingos app will allow parents and children alike to create their own stories and original scenes with a customizable, object- based layout.

●	Vinyltm. This product embeds near field technology into physical stickers, with the result being an innovative way for children to share games, photos, music, videos and other content with each other. The “tagging” feature will enable kids to personalize each Vinyl and incorporate it into their social identity. Our development of Vinyl is complete. However, we cannot introduce it to the market until Apple makes the library for its latest iOS system available for developers. Our best guess is that this will happen in 2017; but Apple could decide otherwise.

Our developers are also working on products for later entry to the market:

●	Battlekins. The Next Generation of “Toys to Life”, Battlekins lets the player physically control the outcome of the game. Our technology allows the Battlekins toys to be used as a controller for game play in team battle dynamics. The Shaker Switch hardware inside each toy is used to establish a variety of fun, unique game play mechanics from simple “shaking” and “slamming” actions as the control mechanics. Controller mechanics are based on timed shakes within key points of a meter, ending with a final slam-action to determine “accuracy”. Each collectible Battlekins character will be designed with colored, translucent areas of the body of the toy that will light up, glowing progressively brighter based on different actions such as “slam-action” and “shaking-action”.

●	PillowTalker. PillowTalker is a fresh and exciting reimagining of a child’s pillow allowing stories to come to life. Integrated with Spiral Toys’ Bluetooth platform and our ToyCloud enabled mobile application, the pillow connects to Bluetooth enabled phones and tablets to play content unlocked from different themed Pillowcases. Each Pillowcase contains a unique ID that identifies what content to play out of the built-in speaker. Every time a PillowTalker is inserted into a different themed Pillowcase, a new bedtime experience is unlocked.

Results of Operations

The Company’s only revenue for the three and six months ended June 30, 2016 consisted of $8,810 from the sale of digital content to customers who purchased CloudPets units in 2015. In contrast, during the first six months of 2015, we recorded $1,500,366 from product sales (net) $12,806 in license fees, all related to the sale of CloudPets, as well as $10,000 in unrelated consulting fees. In 2016, however, we terminated our involvement in manufacturing CloudPets, which was the primary source of revenue in 2015. And our royalties from sales of CloudPets by our licensees have ceased - temporarily, we hope - due to a dispute among the parties involved in distributing that product.

Currently, the Company is devoting resources to the introduction of Wiggy Piggy Bank, the product that was released on April 18, 2016 via Indigogo and a direct response campaign. During the three and six months ended June 30, 2016, the Company had total operating expenses of $1,046,899 and $2,056,525, respectively, as compared to $941,407 and $1,530,158 for the same periods in 2016. The increase in operating expense is primarily attributable to a $264,410 bad debt expense incurred in the recent quarter as well as significant increases in salary and consulting and product promotion.

The bad debt expenses arose from the ongoing disputes among the participants in the CloudPets marketing program. The Company has a $163,900 account receivable from OnDemand. In order for the Company to receive payment from OnDemand, OnDemand first needs to be paid by Jay@Play. The two parties are currently in arbitration in an effort to resolve these issues. Due to the uncertainly of the outcome of the arbitration as well as the financial condition of OnDemand, the Company has reserved 100% of it’s $163,900 accounts receivable. In addition, although payments have been made on the Animal Magic accounts receivable, since Animal Magic requires payment from Jay@Play, the Company has increased the reserve for the Animal Magic receivable to $148,701.

The primary reasons for the increase in salary and consulting is that, for the six months ended June 30, 2015, the Company had not yet fully staffed for the manufacture and support of the Company’s current product as well as those in the planning phase. For the six months ended June 30, 2016, the Company incurred additional salary and consulting costs due to retaining the staff necessary to support its current products as well as anticipate needs for future projects. In addition, for the introduction of Cloudpets in 2015, the Company utilized a distributor which was responsible for marketing and direct sales of the product. In 2016, in order to exert more control over product marketing and distribution, the Company made the decision to retain additional personnel necessary to bring the marketing and sales in-house. Recently, however, as a result of the Company’s inability to raise adequate funds, Management has reduced the number of consultants and employees on staff, and will continue to review these costs in the future and make adjustments as necessary.

For the three and six months ended June 30, 2016, the Company incurred product promotion costs of $35,214 and $71,144, respectively, as compared to $0 for the same periods in 2015. Product promotion costs represent costs incurred to promote products, which were previously incurred by the distributor.

Partially offsetting the increases in the expense categories discussed above, our product development costs for the three and six months ended June 30, 2016 fell to $60,656 and $192,989, respectively, compared to $281,993 and $456,158 in the three and six months ended June 30, 2015. This decrease was primarily due to the decrease in development costs associated with the CloudPets app and bringing costs associated with the development of new products in house.

As a result of the increase in operating costs and reduction in sales, our loss attributable to operations increased by approximately 36% to $1,038,089 for the three months ended June 30, 2016 as compared to $761,209 for the three months ended June 30, 2015, and by approximately 53% to $2,047,715 for the six months ended June 30, 2016 as compared to $1,339,960 for the six months ended June 30, 2015.

During the three months ended June 30, 2016, the Company incurred interest expense of $124,676 as compared to $24,011 for the same period in 2015. For the three months ended June 30, 2016, the interest expense of $124,676 comprised of $34,426 in interest expense, $20,393 in amortization of debt issuance costs and $69,857 of amortization of original issue discount and debt discount attributable to the Notes Payable. During the six months ended June 30, 2016, the Company incurred interest expense of $156,282 as compared to $49,020 for the same period in 2015. For the six months ended June 30, 2016, the interest expense of $156,282 was comprised of $38,170 in interest expense, $20,393 of amortization of debt issuance costs $97,719 of amortization of debt discount and original issue discount attributable to the Notes Payable.

During 2016 we have financed our operations by issuing several classes of derivative securities, the details of which are set forth in Note 6 to the Consolidated Financial Statements. Generally accepted accounting principles require that we record as a liability on our balance sheet the fair value of the derivatives embedded in those securities, and mark-to-market that value at the end of each reporting period. As a result of that mark-to-market calculation, we recorded expenses of $449,889 and $455,589 for the three and six months ended June 30, 2016, with no such expenses during 2015.

After taking into account these non-operating expenses, we realized net losses of $1,612,654 ($0.03 per share) and $2,659,586 ($0.05 per share) for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, our net losses had been $830,580 ($0.02 per share) and $1,434,340 ($0.03 per share).

Liquidity and Capital Resources

As of June 30, 2016, we had a working capital deficit of $1,989,874 as compared to a working capital surplus of $186,542 as of December 31, 2015. This change occurred because we incurred a net loss of $2,659,586 during that six month period, which resulted in $1,017,809 in cash being used in operations. The discrepancy between our net loss and our use of cash for operations was primarily attributable to non-cash expenses of $573,702 relating to our financing activities, an expense of $364,907 relating to our issuance of stock as compensation for services, and the fact that we reduced our accounts receivable balance by $583,398. During the six months ended June 30, 2015, we used $1,204,063 in operating activities, which varied from our net loss of $1,434,340 primarily because of the $334,839 expense for share-based compensation incurred in that period.

Our current assets, of approximately $1.143 million in total, include an account receivable from Animal Magic Asia Limited in the sum of approximately $903,000 (net of reserve). Animal Magic Asia Limited is the entity that assembled the CloudPets units in 2015, and this receivable arose from our sale of electronic components to Animal Magic for use in the CloudPets. Unfortunately, one of the primary wholesale customers for the CloudPets cancelled an order for a large quantity of the CloudPets units, which remain unsold in the distributor’s inventory. The distributor has, therefore, failed to pay Animal Magic for those units, and Animal Magic, in turn, has withheld payment on this last shipment of components that we sold. We are currently negotiating a resolution to this problem, and still consider collection of the receivable in full to be likely. However, if the negotiations fail or are inconclusive for an extended period, we will be required by generally accepted accounting principles to record a reserve against the possible write-off of the receivable. Such a reserve would be recorded as an expense, and would adversely affect the stability of our balance sheet.

Net cash provided by financing activities from operations was $855,000 for the six months ended June 30, 2016, consisting of the net proceeds of $100,000 from the proceeds from the sale of common stock and $805,000 from the sale of the 8% Notes and the 10% Convertible Debentures, reduced by debt financing fees of $50,000.

With no significant stream of revenues carried over from 2015, and plans to introduce four new products in 2016, we have financed our operations in 2016 from debt and equity sales. In January we sold 8% Convertible Notes for net proceeds of $200,000. Then in April 2016 we sold 10% Convertible Debentures and receive net cash proceeds of $625,000, an amount sufficient to fund our operations for a quarter of a year. Subsequently, in August 2016, we sold a 12% convertible note and received net proceeds of $62,400.

In order to fund our operations and meet our debt requirements, we require financing in the short term. To fill that need, we continue to seek additional capital and/or sale of common stock.

At present, we have no commitments for additional funding. We may find it difficult to obtain additional funding before we have satisfied the 10% Convertible Debentures.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Trends, Events and Uncertainties

We are currently a defendant in a legal proceeding based on infringement of intellectual property. A judgment against us in this proceedings could have a material adverse effect on our business and our revenues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The evaluation revealed material weaknesses in the Company’s disclosure controls and procedures, specifically the lack of segregation of responsibilities due to the small number of members of management, inadequate documentation of internal controls and procedures, and the absence of oversight by an audit committee. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2016.

Changes in Internal Controls

No changes in the Company’s internal control over financial reporting have come to management’s attention during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is included at Part 1, Item 1 “Financial Statements-Note 4 to the Condensed Consolidated Financial Statements-Commitments and Contingencies” of this Quarterly Report on Form 10Q. The information regarding the legal actions is hereby incorporated by reference in its entirety in this Item 1.

ITEM 1A. RISK FACTORS

Except as set forth below, there are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC.

The conversion of our outstanding 8% Convertible Notes and 10% Convertible Debentures into common stock and subsequent resale of that stock may cause the market price of our common stock to fall.

As a result of recent decreases in the market price for our common stock, the holders of the 8% Convertible Notes in the principal amount of $200,000 and the 10% Convertible Debentures in the principal amount of $675,800 are all entitled to convert their debt instruments into shares of our common stock at significant discounts to the market price of the shares. If those holders exercise their conversion options, and then resell the shares at market prices, the market price of our common stock is likely to fall.

An event of default exists under our 10% Convertible Debentures.

The recent reduction in the market price of our common stock represents an event of default under the 10% Convertible Debentures that we sold in April 2016. The holders of the debentures have not declared a default. If they were to do so, however, they would be entitled to immediate payment of amounts far in excess of our ability to pay. Under the worst scenario, a declaration of default by the holders of the 10% Convertible Debentures could result in a liquidation of the Company and elimination of any value in our common stock.

We may need to record a reserve against approximately $903,000 (net of allowance) million in accounts receivable.

Our accounts receivable at June 30, 2016 included approximately $903,000 (net of allowance) owed to us by the manufacturer of our CloudPets product for the electronic components that we sourced and resold to the manufacturer. The manufacturer included those components in final products, which it sold to an affiliate of our licensee. Unfortunately, the affiliate’s customer cancelled its order for a large quantity of the CloudPets units, which remain unsold in the affiliate’s inventory. The affiliate has, therefore, failed to pay the manufacturer for those units, and the manufacturer, in turn, has withheld payment of most of the amounts that it owes to us. We are currently negotiating a resolution to this problem, and still consider collection of the receivable in full to be likely. However, if the negotiations fail or are inconclusive for an extended period, we will be required by generally accepted accounting principles to record a reserve against the possible write-off of the receivable. Such a reserve would be recorded as an expense when recorded, and would adversely affect our financial results and the stability of our balance sheet.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2016, the Company issued 240,000 shares of common stock to consultants in exchange for services.

During the three months ended June 30, 2016, the Company issued 46,296 shares of common stock to the placement agent in connection with the sale of debentures.

In April 2016 the Company sold 10% Convertible Debentures to two accredited institutional investors for a purchase price of $625,000.

The Company relied on Section 4(a)(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the offer and sale of the securities recited above in as much as the offers and sales were made to accredited investors that had access to substantially the information required to be delivered in a registered offering and we did not undertake any form of general solicitation or general advertising. The Company relied on Section 4(a)(2) in making the issuances to the consultants.

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

Spiral Toys Inc.

Dated: August 15, 2016	/s/ Mark Meyers
	By:	Mark Meyers
	Its:	Chief Executive Officer

Dated: August 15, 2016	/s/ Akio Ariura
	By:	Akio Ariura
	Its:	Chief Financial Officer, Chief Accounting Officer

* * * * *

